Form 10KSB40
period 1996-09-30
PEOPLES FINANCIAL CORP \OH\
filed 1996-12-26
CIK 1011221

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the Fiscal Year Ended SEPTEMBER 30, 1996
         OR               ------------------

          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from______________to___________________

         Commission File Number: 0-28838

                          PEOPLES FINANCIAL CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             Ohio                                           34-1822228
-------------------------------                    -----------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)

                   211 Lincoln Way East, Massillon, Ohio 44646
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (330) 832-7441
                                               --------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
      --------------------------------------------------------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                        Common Shares, without par value
      --------------------------------------------------------------------
                                (Title of Class)

                  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   ----    -----

                  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                  The issuer's revenues for the fiscal year ended September 30, 1996, were $5,656,000.

                  Based upon the average bid and asked prices quoted by The Nasdaq Stock Market, the aggregate market value of the voting stock held by non-affiliates of the issuer on November 29, 1996, was $16.6 million.

                  1,491,012 of the issuer's common shares were issued and outstanding on December 1, 1996.

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

         Peoples Financial Corporation ("PFC"), an Ohio corporation, is a unitary savings and loan holding company which owns all of the issued and outstanding common stock of Peoples Federal Savings and Loan Association of Massillon ("Peoples Federal"), a federal savings and loan association chartered under the laws of the United States. On September 12, 1996, PFC acquired all of the common shares issued by Peoples Federal upon its conversion from mutual to stock form (the "Conversion").

         Because PFC's activities have been limited primarily to holding the common stock of Peoples Federal since acquiring such common stock in connection with the Conversion, the following discussion focuses primarily on the business of Peoples Federal.

GENERAL

         Peoples Federal is principally engaged in the business of making permanent first and second mortgage loans secured by one- to four-family residential real estate located in Peoples Federal's primary lending area and investing in U.S. Government and agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities, municipal securities and automobile loan pass-through certificates. Peoples Federal also originates loans for the construction of residential real estate and loans secured by multifamily real estate (over four units) and nonresidential real estate. The origination of consumer loans, including unsecured loans and loans secured by deposits, constitutes a small portion of Peoples Federal's lending activities. Loan funds are obtained primarily from deposits, which are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"), and loan and mortgage-backed and related securities repayments.

         Peoples Federal conducts business from its main office and a full-service branch office, both located in Massillon, Ohio. In addition, on June 3, 1996, Peoples Federal opened for business a new lending office in the Belden Village area of North Canton. Massillon is located eight miles west of Canton, 32 miles south of Akron and 50 miles south of Cleveland. Peoples Federal's primary market area consists of Stark County, Ohio, and adjacent counties.

         In addition to the historic financial information included herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances and PFC's operations and actual results could differ significantly from those discussed in those forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and in PFC's general market area. See Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

LENDING ACTIVITIES

         GENERAL. Peoples Federal's primary lending activity is the origination of conventional mortgage loans secured by one- to four-family homes located in Peoples Federal's primary lending area and home equity loans secured by first or second mortgages. Loans for the construction of one- to four-family homes and mortgage loans on multifamily properties containing five units or more and nonresidential properties are also offered by Peoples Federal. Peoples Federal does not originate loans insured by the Federal Housing Administration or loans guaranteed by the Veterans Administration. In addition to mortgage lending, Peoples Federal makes unsecured loans and consumer loans secured by deposits. Peoples Federal does not originate its loans in accordance with traditional secondary market guidelines and has not sold any loans.

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information with respect to the composition of Peoples Federal's loan portfolio at the dates indicated:

                                                                      At September 30,
                                           --------------------------------------------------------------------
                                                  1996                      1995                 1994
                                           --------------------    --------------------   ---------------------
                                                         Percent               Percent                  Percent
                                                        of total               of total                 of total
                                           Amount        loans     Amount       loans     Amount         loans
                                           ------        -----     ------       -----     ------         -----
                                                                      (Dollars in thousands)
Residential real estate loans:
   One- to four-family (first and
     second mortgage)                     $34,542       68.18%    $31,923       81.66%    $32,582       85.36%
   Home equity (secured by mortgages)       1,316        2.60         330         .84         198         .52
   Multifamily                                122         .24         303         .78          63         .16
Nonresidential real estate loans            3,695        7.29       3,725        9.53       3,370        8.83
Construction loans                         10,579       20.88       2,392        6.12       1,729        4.53
                                          -------     -------     -------     -------     -------     -------

     Total real estate loans               50,254       99.19      38,673       98.93      37,942       99.40

Consumer loans:
   Loans on deposits                          185         .36         215         .55         229         .60
   Other consumer loans                       227         .45         203         .52          --          --
                                          -------     -------     -------     -------     -------     -------

     Total consumer loans                     412         .81         418        1.07         229         .60
                                          -------     -------     -------     -------     -------     -------

Total loans                                50,666      100.00%     39,091      100.00%     38,171      100.00%
                                                       ======                  ======                  ======
   Net items:
     Deferred loan origination costs           70                      74                      28
     Loans in process                      (6,337)                 (1,064)                 (1,061)
     Allowance for loan losses               (193)                    (80)                    (68)
                                          -------                 -------                 -------

     Net loans                            $44,206                 $38,021                 $37,070
                                          =======                 =======                 =======


         LOAN MATURITY SCHEDULE. The following table sets forth certain information as of September 30, 1996, regarding the dollar amount of loans maturing in Peoples Federal's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                           Due during the year ending
                                September 30,               Due 4-5     Due 6-10      Due 11-20  Due more than
                       -------------------------------    years after  years after   years after 20 years after
                          1997       1998        1999       9/30/96      9/30/96       9/30/96      9/30/96        Total
                       ---------  ---------   ---------    ---------    ----------   ---------     ---------      -------
                                                                  (In thousands)

Mortgage loans:
   One- to four-family
     (first mortgage)    $11,246     $2,416      $2,469      $4,916       $9,913       $8,923       $5,238       $45,121
   Home equity (second
     mortgage)                76         84          91         189          503          373            -         1,316
   Multifamily                 6          6           7          15           34           30           24           122
   Nonresidential            560        221         243         544        1,384          722           21         3,695
Consumer loans               148        129          83          45            7            -            -           412
                         -------     ------      ------     ------      -------      -------       ------       -------

     Total loans         $12,036     $2,856      $2,893      $5,709      $11,841      $10,048       $5,283       $50,666
                         =======     ======      ======      ======      =======      =======       ======       =======


         Of the loans due more than one year after September 30, 1996, loans with aggregate balances of $36.0 million have fixed rates of interest, and loans with aggregate balances of $2.6 million have adjustable interest rates.

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The primary lending activity of Peoples Federal has been the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family residences, located within Peoples Federal's designated lending area. Peoples Federal also originates loans for the construction of one- to four-family residences and home equity loans secured by first or second mortgages on single-family, owner occupied, residential real estate. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any.

         OTS regulations limit the amount that Peoples Federal may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, Peoples Federal makes fixed-rate first mortgage loans on single-family or duplex, owner occupied residences up to 95% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). Low to moderate income loans are granted up to 95% on single-family or duplex, owner occupied residences. Home equity loans secured by first or second mortgages are made with a maximum combined LTV for the first and second mortgage of 80%. Peoples Federal makes adjustable-rate first mortgage loans for investment purposes on one- to four-family, non-owner occupied residences in amounts up to 75% LTV. Peoples Federal requires private mortgage insurance ("PMI") for the amount of loans in excess of 80% of the value of the real estate securing such loans. PMI is required for the amount of any loan in excess of 85% of the value of the real estate and improvements for low- to moderate-income loans. Fixed-rate residential real estate loans are offered by Peoples Federal for terms of up to 30 years.

         Peoples Federal commenced the origination of adjustable-rate mortgage loans ("ARMs") in July 1995. ARMs are offered by Peoples Federal for terms of up to 30 years and with various alternative features. The interest rate adjustment periods on the ARMs are either one year, three years or a fixed rate for 10 years followed by one-year adjustment periods. The interest rate adjustments on ARMs presently originated by Peoples Federal are tied to changes in the weekly average yield on the one- and three-year U.S. Treasury constant maturities index, respectively. Rate adjustments are computed by adding a stated margin, typically 2.75%, to the index. The maximum allowable adjustment at each adjustment date is usually 1% with a maximum adjustment of 3% over the term of the loan, although Peoples Federal will make available an ARM with a 2% maximum adjustment at each adjustment date and a maximum adjustment of 6% over the term of the loan. The initial rate is dependent, in part, on how often the rate can be adjusted. Peoples Federal also offers an ARM on two- to four-family properties with a margin of 3.5% over the index and 2% and 6% maximum adjustments at each adjustment date and over the term of the loan, respectively. Peoples Federal originates ARMs which have initial interest rates lower than the sum of the index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully-indexed level, although such increase is considered in Peoples Federal's underwriting of any such loans with a one-year adjustment period.

         The aggregate amount of Peoples Federal's one- to four-family residential real estate loans, excluding construction loans, equaled approximately $34.5 million at September 30, 1996, and represented 68.2% of loans at such date. The largest individual loan balance on a one- to four-family loan at such date was $519,000. At such date, loans secured by one- to four-family residential real estate with outstanding balances of $25,000, or
 .07% of its one- to four-family residential real estate loan balance, were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Non-performing Assets and Classified Assets."

         MULTIFAMILY RESIDENTIAL REAL ESTATE LOANS. In addition to loans on one- to four-family properties, Peoples Federal makes loans secured by multifamily properties containing over four units. Such loans are made with adjustable interest rates, a maximum LTV of 75% and a maximum term of 30 years.

         Multifamily lending is generally considered to involve a higher degree of risk because the loan amounts are larger and the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Peoples Federal attempts to reduce the risk associated with multifamily lending by evaluating the credit-worthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships. Peoples Federal currently requires that borrowers agree to submit financial statements, rent rolls and tax returns annually to enable Peoples Federal to monitor the loans.

         At September 30, 1996, loans secured by multifamily properties totaled approximately $122,000, or .2% of total loans, all of which were secured by property located within Peoples Federal's primary market area, and all of which were performing in accordance with their terms. The largest property securing such a loan is a twelve-unit apartment building.

         CONSTRUCTION LOANS. Peoples Federal makes loans for the construction of residential and nonresidential real estate. Such loans are structured as permanent loans with fixed rates of interest and for terms of up to 30 years. Although most of the construction loans originated by Peoples Federal historically were made to owner-occupants for the construction of single-family homes by a general contractor, since January 1, 1996, most have been made to developers who did not have a purchaser for the property at the time the loan was made.

         Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTV and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, Peoples Federal must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. Additional risk exists with respect to loans made to developers who do not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Peoples Federal attempts to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns and other projects undertaken by the developers.

         At September 30, 1996, a total of $10.6 million, or approximately 20.9% of Peoples Federal's total loans, consisted of construction loans. All of Peoples Federal's construction loans are secured by property located within Peoples Federal's primary market area, and the economy of such lending area has been relatively stable. At September 30, 1996, all of such loans were performing in accordance with their terms.

         NONRESIDENTIAL REAL ESTATE LOANS. Peoples Federal also makes loans secured by nonresidential real estate consisting of retail stores, office buildings, churches, a theater, a manufacturing facility and a party center. Such loans generally are originated with terms of up to 20 years and a minimum loan amount of $20,000 and a maximum loan amount of $500,000. Such loans have a maximum LTV of 75%. Peoples Federal makes loans for land development in amounts up to 75% LTV and a maximum term of three years. Peoples Federal also makes loans on undeveloped land in amounts up to 65% LTV and a maximum term of five years.

         Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. If the cash flow on the property is reduced, for example, as leases are not obtained or renewed, the borrower's ability to repay may be impaired. Peoples Federal has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation. Peoples Federal also requires personal guarantees on such loans.

         At September 30, 1996, Peoples Federal had a total of $3.7 million invested in nonresidential real estate loans, including one undeveloped land loan, all of which were secured by property located within Peoples Federal's primary market area. Such loans comprised approximately 7.3% of Peoples Federal's total loans at such date. At such date, Peoples Federal had $572,000 in delinquent nonresidential real estate loans, or 1.1% of total loans. See "Delinquent Loans, Non-performing Assets and Classified Assets."

         Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its tangible capital. At September 30, 1996, Peoples Federal's nonresidential mortgage loans totaled 23.1% of Peoples Federal's tangible capital.

         CONSUMER LOANS. Peoples Federal makes various types of consumer loans, including unsecured loans and loans secured by deposits. Such loans are made only at fixed rates of interest for terms of up to 5 years. Peoples Federal has been attempting to increase its consumer loan portfolio as part of its interest rate risk management efforts and because a higher rate of interest is received on consumer loans.

         Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Although Peoples Federal has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase.

         At September 30, 1996, Peoples Federal had approximately $412,000, or .8% of its total loans, invested in consumer loans, and none of such loans were more than 90 days delinquent or nonaccruing. See "Delinquent Loans, Non-performing Assets and Classified Assets."

         COMMERCIAL LOANS. Peoples Federal does not issue any letters of credit or originate or purchase any loans for commercial, business or agricultural purposes, other than loans secured by real estate.

         LOAN SOLICITATION AND PROCESSING. Loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper and radio advertisements, solicitations by Peoples Federal's lending staff and walk-in customers.

         Loan applications for permanent mortgage loans are taken by loan personnel. Peoples Federal obtains a credit report, verification of employment and other documentation concerning the credit-worthiness of the borrower. Peoples Federal limits the ratio of mortgage loan payments to the borrower's income to 28% and the ratio of the borrower's total debt payments to income to 36%. An appraisal of the fair market value of the real estate on which Peoples Federal will be granted a mortgage to secure the loan is prepared by an independent fee appraiser approved by the Board of Directors. Commencing in 1993, Peoples Federal has required a survey of the property for every real estate loan. In 1994, Peoples Federal adopted an environmental policy. Pursuant to such policy, Peoples Federal requires a Phase I Environmental Site Assessment by an approved environmental consultant during processing of an application for any commercial real estate loan in the amount of $250,000 or greater and before foreclosing on any real estate. For nonresidential real estate loans of less than $250,000, single-family homes, duplexes and multi-family homes, the borrower is required to complete an Environmental Inspection Questionnaire. For larger multi-tenant properties, including apartment buildings, nursing homes and day care centers, tests for lead paint, lead in the drinking water and radon are performed. Significant negative information from any such questionnaire or tests may result in further investigation.

         For multifamily and nonresidential mortgage loans, a personal guarantee of the borrower's obligation to repay the loan is required. Peoples Federal also obtains information with respect to prior projects completed by the borrower. Upon the completion of the appraisal and the receipt of information on the borrower, the application for a loan is submitted to the Loan Committee, comprised of certain management officials, for approval or rejection if the loan amount does not exceed $300,000. If the loan amount exceeds $300,000, or if the application does not conform in all respects with Peoples Federal's underwriting guidelines, the application is accepted or rejected by the Board of Directors.

         If a mortgage loan application is approved, title insurance is now obtained on the title to the real estate which will secure the mortgage loan. Prior to April 1, 1994, Peoples Federal did not require title insurance but did obtain an attorney's opinion of title. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name Peoples Federal as an insured mortgagee.

         The procedure for approval of construction loans is the same as for permanent mortgage loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. Peoples Federal also evaluates the feasibility of the proposed construction project and the experience and record of the builder.

         Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

         Peoples Federal's loans carry no pre-payment penalties but do provide that the entire balance of the loan is due upon sale of the property securing the loan. Peoples Federal generally enforces such due-on-sale provisions.

         LOAN ORIGINATIONS, PURCHASES AND SALES. Peoples Federal originated only fixed-rate loans until July 1995. Peoples Federal has never sold loans and does not originate its loans in accordance with secondary market guidelines, although it is in the process of making the necessary changes to its loan origination procedures in order to start originating loans in accordance with such guidelines. Peoples Federal occasionally participates in loans originated by other institutions.

         The following table presents Peoples Federal's mortgage loan origination and participation activity for the periods indicated:

                                                        Year ended September 30,
                                                 --------------------------------------
                                                   1996           1995          1994
                                                 --------      ---------      ---------
                                                             (In thousands)
Loans originated:
   One- to four-family residential (1)           $ 18,742       $  6,691       $  8,565
   Multifamily residential                            350           --             --
   Nonresidential                                     927            545          1,145
   Consumer                                           354            439            174
                                                 --------       --------       --------
     Total loans originated                        20,373          7,675          9,884
                                                 --------       --------       --------

Reductions:
   Principal repayments                            (8,805)        (6,791)       (12,489)
Increase (decrease) in other items, net (2)        (5,383)           (67)           166
                                                 --------       --------       --------
     Net increase (decrease)                     $  6,185       $    951       $ (2,771)
                                                 ========       ========       ========
-----------------------------

(1)     Includes construction loans.

(2) Consists of unearned and deferred fees, costs and undisbursed loans in process and the allowance for loan losses.


         Office of Thrift Supervision ("OTS") regulations generally limit the aggregate amount that a savings association may lend to any one borrower to an amount equal to 15% of the association's total capital under the regulatory capital requirements plus any additional loan reserve not included in total capital. A savings association may lend to one borrower an additional amount not to exceed 10% of total capital plus additional reserves if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In addition, the regulations require that loans to certain related or affiliated borrowers be aggregated for purposes of such limits. An exception to these limits permits loans to one borrower of up to $500,000 "for any purpose."

         Based on such limits, Peoples Federal was able to lend approximately $2.4 million to one borrower at September 30, 1996. The largest amount Peoples Federal had outstanding to one borrower at September 30, 1996, was $1.1 million. Such loans were secured by a single-family residence, nonresidential real estate and two residences under construction for which the contractor had no purchaser when construction started. All of such loans were current at September 30, 1996.

         DELINQUENT LOANS, NON-PERFORMING ASSETS AND CLASSIFIED ASSETS. When a borrower fails to make a required payment on a loan, Peoples Federal attempts to cause the delinquency to be cured by contacting the borrower. In most cases, delinquencies are cured promptly.

         When a loan is fifteen days or more delinquent, the borrower is sent a delinquency notice. When a loan is thirty days delinquent, Peoples Federal generally telephones the borrower. Depending upon the circumstances, Peoples Federal may also inspect the property and inform the borrower of the availability of credit counseling from Peoples Federal and counseling agencies. Before a loan becomes 90 days delinquent, Peoples Federal will make further contact with the borrower and, depending upon the circumstances, may arrange appropriate alternative payment arrangements. After a loan becomes 90 days delinquent, Peoples Federal may refer the matter to an attorney for foreclosure. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. If a foreclosure occurs, the real estate is sold at public sale and may be purchased by Peoples Federal.

         Real estate acquired, or deemed acquired, by Peoples Federal as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired, or deemed to have been acquired, it is initially recorded by Peoples Federal at the lower of cost or fair value of the real estate, less estimated costs to sell. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry other real estate are charged to expense. Peoples Federal had no REO property at September 30, 1996.

         Peoples Federal evaluates a loan for nonaccrual status when the payments are 90 days or more past due.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                   September 30,
                             ----------------------------------------------------------------------------------------
                                       1996                           1995                          1994
                             ----------------------------  ---------------------------    ---------------------------
                                                 Percent                        Percent                      Percent
                                                 of total                      of total                      of total
                             Number     Amount    loans    Number     Amount     loans    Number    Amount    loans
                             ------     ------   --------  ------     ------   --------   ------    ------    ------
                                                              (Dollars in thousands)

Loans delinquent for (1):
  30 - 59 days                 12         $342      .68      9         $281       .72%        6       $103     .27%
  60 - 89 days                  4           99      .20      2           13       .03         4         55     .14
  90 days and over              6          597     1.18      5          648      1.66         -          -       -
                               --       ------     ----     --         ----      ----        --       -----    ---
   Total delinquent loans      22       $1,038(2)  2.06%    16         $942      2.41%       10       $158     .41%
                               ==       ======     ====     ==         ====      ====        ==       ====     ===
-------------------------------------

(1) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.

(2) Of such amount, $466,000 is secured by one- to four-family real estate, and $572,000 is secured by nonresidential real estate.


         The following table sets forth information with respect to the accrual and nonaccrual status of Peoples Federal's loans which are 90 days or more past due and other non-performing assets at the dates indicated:

                                                  At September 30,
                                           -----------------------------
                                            1996       1995        1994
                                           -----      ------      ------
                                              (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
   Real estate:
     Residential                           $ 25        $ 76        $--
     Nonresidential                         --          572         --
   Consumer                                 --          --          --
                                           ----        ----        -----

     Total nonperforming loans               25         648         --

Real estate owned                           --          --          --
                                           ----        ----        -----

     Total non-performing assets           $ 25        $648        $--
                                           ====        ====        =====

     Total loan loss allowance             $193        $ 80        $  68

     Total non-performing assets as
        a percentage of total assets        .03%        .84%          -%

Loan loss allowance as a percent
   of non-performing loans                 772.00%     12.35%         -%


         The nonaccruing residential real estate loan was paid in full in May 1996. The $572,000 of nonaccuring nonresidential loans at September 30, 1995, was comprised of loans secured by a shopping center and a building rented for parties (the "Partnership Loans"). The individual borrowers transferred the property to a partnership in which some of the borrowers were partners and then defaulted on the loans when one of the borrower/partners died in December 1994. The remaining partners arranged for refinancing of two of the three parcels through a loan at an area bank (the "Bank") in July 1995. The funds for refinancing were advanced from the Bank to a title company, which held the funds pending appointment of a fiduciary for the estate of the deceased partner. The funds were returned to the Bank at the request of the partners in March 1996. In January

1996, management was informed that no further payment would be made on such loans and that foreclosure would be necessary absent certain concessions regarding late payment penalties. The loans were placed in foreclosure in April 1996, and sold at public sale in October 1996. In December 1996, Peoples Federal received $638,000 in proceeds from the sale of the loans, which was sufficient to cover the outstanding principal, interest and expenses associated with the Partnership Loans, except for expenses of approximately $1,000.

         For the year ended September 30, 1996, gross interest income which would have been recorded had non-accruing loans been current in accordance with their original terms was less than $1,000. During the year ended September 30, 1996, $29,000 was recorded as interest income as former nonaccruing loans were returned to accrual status. During the periods shown, Peoples Federal had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15. There are no loans which are not currently classified as nonaccrual, more than 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

         OTS regulations require that each thrift institution classify its own assets on a regular basis. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and
(ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention.

         Generally, Peoples Federal classifies as "substandard" all loans that are delinquent more than 90 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 90 days may also be classified if the loans have the characteristics described above rendering classification appropriate.

         Peoples Federal had no classified assets at September 30, 1995 or 1994. At September 30, 1996, Peoples Federal had $572,000 of assets classified as substandard consisting of the Partnership Loans.

         Federal examiners are authorized to classify an association's assets. If an association does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OTS. Peoples Federal had no disagreements with the examiners regarding the classification of assets at the time of the last examination.

         OTS regulations require that Peoples Federal establish prudent general allowances for loan losses for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, the association must either establish specific allowances for losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.

         ALLOWANCE FOR LOAN LOSSES. Peoples Federal maintains an allowance for loan losses based upon a number of relevant factors, including, but not limited to, trends in the level of non-performing assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience, possible losses arising from specific problem assets and changes in the composition of the loan portfolio.

         The single largest component of Peoples Federal's loan portfolio consists of one- to four-family residential real estate loans. Substantially all of these loans are secured by residential real estate and require a down payment of 20% of the lower of the sales price or appraisal value of the real estate. In addition, these loans are secured by property in Peoples Federal's lending area of a 50-mile radius from Massillon, Ohio. Peoples Federal's practice of making loans only in its local market area and requiring a 20% down payment have contributed to a low historical charge-off history.

         In addition to one- to four-family residential real estate loans, Peoples Federal makes additional real estate loans including home equity, multifamily residential real estate, nonresidential real estate and construction loans. These real estate loans are secured by property in Peoples Federal's lending area and also require the borrower to provide a down payment. Peoples Federal has not experienced any charge-offs from these other real estate loan categories. In December 1995, however, Peoples Federal recorded an addition of $105,000 to its allowance for loan losses which was heavily influenced by a $572,000 increase in nonperforming nonresidential real estate loans, and a $109,000 increase in nonperforming residential real estate loans over the 15-month period beginning September 30, 1994. Of these amounts, the residential loan was paid in full in May 1996 while the nonresidential loans were repaid in full with proceeds from a sheriff sale. See "Delinquent Loans, Non-performing Assets and Classified Assets."

         Notwithstanding these reductions in nonperforming loans, management believes that retention of the allowance at current levels is prudent. The allowance for loan losses is reviewed quarterly by the Board of Directors. While the Board of Directors believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected, if circumstances differ substantially from the assumptions used in making the final determination.

         The following table sets forth an analysis of Peoples Federal's allowance for loan losses for the periods indicated.

                                                            For the year ended September 30
                                                   ---------------------------------------------
                                                   1996                 1995                1994
                                                   ----                 ----                ----
                                                              (Dollars in thousands)

Balance at beginning of period                     $ 80                   $68                $68

Charge-offs                                           -                     -                  5
Recoveries                                            8                     -                  -
Provision for loan losses (charged to
   operations)                                      105                    12                  5
                                                   ----                   ---                ---
Balance at end of period                           $193                   $80                $68
                                                   ====                   ===                ===
Ratio of net charge-offs (recoveries) to
   average net loans outstanding during
   the period                                     (.02%)                    -                .01%
Ratio of allowance for loan losses to
   total loans                                     .38%                  .20%                .18%


         At September 30, 1996, $40,000 of the allowance for loan losses was allocated to nonresidential loans and $153,000 was allocated to residential loans. At September 30, 1995 and 1994, the allowance for loan losses was unallocated.

MORTGAGE-BACKED AND RELATED SECURITIES

         Peoples Federal maintains a significant portfolio of mortgage-backed securities in the form of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA") participation certificates, as well as two mortgage-backed securities not issued by government agencies. Mortgage-backed securities generally entitle Peoples Federal to receive a portion of the cash flows from an identified pool of mortgages. FHLMC, FNMA and GNMA securities are each guaranteed by their respective agencies as to principal and interest.

         The FHLMC is a corporation chartered by the U.S. Government and guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a corporation chartered by the U.S. Congress and guarantees the timely payment of principal and interest on FNMA securities. Although FHLMC and FNMA securities are not backed by the full faith and credit of the U.S. Government, these securities are generally considered among the highest quality investments with minimal credit risk. The GNMA is a government agency. GNMA securities are backed by Federal Housing Authority-insured and Veterans Administration-guaranteed loans. The timely payment of principal and interest on GNMA securities is guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government.

         Peoples Federal has also invested in mortgage-backed securities issued by two other issuers. The first security represents a $972,000 interest in a trust fund consisting primarily of a pool of conventional adjustable-rate mortgage loans secured by first liens on multifamily residential real estate originated by Guardian Savings and Loan Association located in California ("Guardian Savings"). Peoples Federal receives a portion of the principal and interest payments made on the underlying loans. The risks of such securities include the possibility that borrowers will default on the loans or that borrowers will pay the loans before maturity, reducing the yield on Peoples Federal's investment.

         The second such security represents the right to receive principal and interest payments from mortgage loans obtained by persons purchasing timeshare units in Discovery Beach Resort and Tennis Club in Cocoa Beach, Florida. The loans are secured by mortgages on the underlying timeshare units. As with the Guardian Savings securities, this security's risks include default on or early repayment of the loans. As the collateral for the loans is vacation property, it can reasonably be anticipated that a borrower might default on such a loan rather than default on a loan secured by a primary residence. The market value of such security at September 30, 1996, was $289,000.

         Neither of the privately issued mortgage-backed securities is guaranteed. Peoples Federal is receiving timely payments on both securities.

         Peoples Federal has also invested in collateralized mortgage obligations ("CMOs"). CMOs are securities issued by special purpose entities and secured by mortgage-backed securities. The cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. Each class has its own stated maturity, estimated average life, coupon rate and prepayment characteristics. All of Peoples Federal's CMOs are performing in accordance with their terms. All of People's Federal's CMOs are issued by and guaranteed by FNMA and FHLMC. None of Peoples Federal's CMOs are considered "high risk" under OTS pronouncements.

         Mortgage-backed and related securities generally yield less than individual loans originated by Peoples Federal. In addition, a high rate of prepayment of the underlying loans could have a material negative effect on the yield on the securities, which are purchased at a premium over their original principal amounts. Mortgage-backed and related securities present less credit risk than loans originated by Peoples Federal and held in its portfolio, and Peoples Federal has purchased adjustable-rate mortgage-backed and related securities as part of its effort to reduce its interest rate risk. If interest rates rise in general, including the interest paid by Peoples Federal on its liabilities, the interest rates on the loans backing the mortgage-backed and related securities will also adjust upward. At September 30, 1996, $14.9 million of Peoples Federal's mortgage-backed and related securities had adjustable rates.

         The following table sets forth the carrying value of Peoples Federal's mortgage-backed and related securities at the dates indicated.

                                                                    At September 30,
                                                   ---------------------------------------------------
                                                     1996                 1995                  1994
                                                   --------             --------             ---------
                                                                     (In thousands)

FNMA certificates                                   $2,637              $  3,377             $  4,188
GNMA certificates                                    8,823                 9,380                5,523
FHLMC certificates                                   7,926                 8,969                8,526
Guardian Savings and Loan certificate                  972                 1,036                1,164
Discovery Resort Limited Partnership Notes             289                   405                    -
FNMA and FHLMC real estate mortgage
   investment conduits ("REMICs")                    2,341                 2,841                3,469
                                                    ------               -------                -----
   Total mortgage-backed and related
     securities                                    $22,988               $26,008              $22,870
                                                   =======               =======              =======

         The following table sets forth information regarding scheduled maturities, amortized costs, market value and weighted average yields of Peoples Federal's mortgage-backed and related securities at September 30, 1996. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.




                                                      At September 30, 1996
                      -----------------------------------------------------------------------------------------
                       One year or less      After one to five years  After five to ten years   After ten years
                      -------------------    -----------------------  -----------------------   ---------------
                      Carrying    Average     Carrying     Average     Carrying    Average   Carrying    Average
                        value       yield       value       yield        value      yield     value       yield
                      --------   --------     -------      -------     --------     -------   -------    --------
                                                (Dollars in thousands)

FNMA certificates      $   -           - %    $    -           -%        $  -          -%    $ 2,637        7.36%
GNMA certificates          -           -           -           -            -          -       8,823        6.57
FHLMC certificates       926        6.28       2,334        6.58          398       8.33       4,268        7.15
Guardian Savings and
   Loan certificate        -           -           -           -            -          -         972        6.80
Discovery Resort
   Limited Partnership     -           -           -           -          289       7.67           -          -
   Notes

FNMA and FHLMC
    REMICs                 -           -           -           -            -          -       2,341        6.17
                        ----        ----      ------        ----         ----       ----     -------        ----
      Total             $926        6.28%     $2,334        6.58%        $687       8.05%    $19,041        6.77%
                        ====        ====      ======        ====         ====       ====     =======        ====



                                 At September 30, 1996
                      --------------------------------------------
                      Total mortgage-backed and related securities
                                      portfolio
                      ---------------------------------------------
                          Carrying      Market      Average
                           value        value         yield
                          --------     -------        -----


FNMA certificates        $  2,637     $  2,700        7.36%
GNMA certificates           8,823        8,882        6.57
FHLMC certificates          7,926        7,940        6.94
Guardian Savings and
   Loan certificate           972          972        6.80
Discovery Resort
   Limited Partnership        289          289        7.67
   Notes

FNMA and FHLMC
    REMICs                  2,341        2,341        6.17
                          -------      -------        ----
      Total               $22,988      $23,124        6.77%
                          =======      =======        ====






         For additional information, see Note B of the Notes to Consolidated Financial Statements.

INVESTMENT ACTIVITIES

         OTS regulations require that Peoples Federal maintain a minimum amount of liquid assets, which may be invested in U. S. Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. Peoples Federal is also permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and mutual funds, as well as other investments permitted by federal regulations. See "REGULATION."

         Peoples Federal's investments include automobile loan pass-through certificates. Such certificates represent interests in pools of automobile loans. Most of such loans have higher-than-normal interest rates and have been made to high-risk borrowers. The cash flows from the loans are segmented and paid to certificate holders in accordance with a predetermined priority to investors holding various classes. Peoples Federal's certificates all represent the highest priority class in each pool. Peoples Federal receives portions of the loan payments made by the borrowers.

         The automobile loan pass-through certificates have two principal risks. First, there is a risk that if interest rates decrease, borrowers will repay their loans early, refinancing their loans at a lower rate. Peoples Federal might experience a lower yield on the certificates due to such prepayments.

         Second, because the borrowers are typically low-income individuals with either no credit history or adverse credit ratings, a higher-than-average default rate can be expected. Moreover, upon repossession, the full amount owed on the loan may not be recovered, the security interest in the vehicle may not be perfected, and in some states, other persons or governmental entities might have a prior security interest in the vehicles. Although some of such certificates have insurance against such risks of loss, the amount of such insurance might not cover all loss. The Trustee holding the loans and security interests and distributing payments is required to maintain a certain amount of cash in a reserve fund for the benefit of the certificate holders in the event of a shortfall in a scheduled distribution. In February 1996, however, Duff & Phelps, a security rating service, lowered its ratings on some of the certificates from A+ to BBB- due to failure of the Trustee to maintain the required reserve amount. In addition, in November 1996, Duff & Philips withdrew its ratings on the same certificates, without stating a reason. Carrying value of these certifications at September 30, 1996, was $178,000. The certificates are still performing in accordance with their terms.

         The following table sets forth the composition of Peoples Federal's certificates of deposit in the Federal Home Loan Bank (the "FHLB") of Cincinnati and investment securities at the dates indicated:

                                                                 At September 30,
                         ----------------------------------------------------------------------------------------------------
                                     1996                             1995                              1994
                         ------------------------------   -------------------------------- ----------------------------------

                        Carrying   % of  Market   % of   Carrying    % of   Market   % of  Carrying  % of    Market     % of
                         value    Total  value    Total   value      Total  value    Total   value  Total    value      Total
                         -----    -----  -----    -----   -----      -----  -----    -----   -----  -----    -----      -----
                                                              (Dollars in thousands)

Certificates of deposit
   in                   $   500    6.65% $  500     6.63%  $5,500    58.47% $5,500   58.29% $ 8,000  68.72% $ 8,000    65.62%
   the FHLB
Investment securities:
   U.S. government and
     federal agency
     securities           3,702   49.21   3,703    49.06      199     2.12     203    2.15    1,200  10.31    1,205     9.89
   FHLB and FHLMC stock   1,890   25.12   1,890    25.04    1,494    15.88   1,494   15.83      699   6.00    1,277    10.48
   Automobile loan
     pass-through           443    5.89     443     5.87    1,108    11.79   1,111   11.78    1,376  11.82    1,350    11.07
     certificates
   Municipal securities     988   13.13   1,011    13.40    1,105    11.74   1,127   11.95      367   3.15      359     2.94
                        -------   ----- -------  -------   ------   ------  ------  ------  ------- ------  -------   ------

Total interest-bearing
   deposits and
   investment securities $7,523  100.00% $7,547   100.00%  $9,406   100.00% $9,435  100.00% $11,642 100.00% $12,191   100.00%
                         ======  ======  =======  ======   ======   ======  ======  ======  ======= ======  =======   ======

         The following tables set forth the contractual maturities, carrying values, market values and average yields for Peoples Federal's certificates of deposit in the FHLB of Cincinnati and investment securities at September 30, 1996.

                                                                    At September 30, 1996
                                    -------------------------------------------------------------------------------------
                                       One year or less            After one to five years              After five years
                                    -----------------------        -----------------------          ----------------------
                                    Carrying        Average        Carrying        Average          Carrying       Average
                                      value          yield           value           yield            value         yield
                                      -----          -----           -----           -----            -----         -----
                                                                    (Dollars in thousands)

Certificates of deposit in the
   FHLB                              $  500           7.45%           $  -              -%            $  -            -%
Investment securities:
   U.S. government and federal
     agency securities                3,702           5.79               -              -                -            -
   FHLB and FHLMC stock               1,890           3.65               -              -                -            -
   Automobile loan
     pass-through certificates           95           6.44             348           7.38                -            -
   Municipal securities                  12           6.31             122           6.32              854          6.10
                                     ------           ----            ----           ----             ----          ----

     Total                           $6,199           6.42%           $470           7.10%            $854          6.10%
                                     ======           ====            ====           ====             ====          ====


                                         At September 30, 1996
                   ----------------------------------------------------------------
                    Average                                                 Weighted
                     life             Carrying            Market             average
                   in years             value              value              yield
                   --------             -----              -----              -----
                                        (Dollars in thousands)

Certificates
   of deposit         .01              $   500             $   500            7.45%
   in the FHLB
Investment
   securities:
   U.S.
     government       .65                3,702               3,703            5.79
     and
     federal
     agency
     securities
   FHLB and             -                1,890               1,890            3.65
     FHLMC
     stock
   Automobile
     loan            1.98                  443                 443            7.16
     pass-through
     certificates
   Municipal         7.81                  988               1,011            6.13
     securities      ----             --------             -------            ----


     Total           2.09               $7,523              $7,547            5.49%
                     ====               ======              ======            ====


DEPOSITS AND BORROWINGS

         GENERAL. Deposits have traditionally been the primary source of Peoples Federal's funds for use in lending and other investment activities. In addition to deposits, Peoples Federal derives funds from interest payments and principal repayments on loans and mortgage-backed and related securities, income on earning assets, service charges and gains on the sale of assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions. Peoples Federal has never borrowed funds.

         DEPOSITS. Deposits are attracted principally from within Peoples Federal's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, passbook savings accounts and term certificate accounts. Although Peoples Federal has some individual retirement accounts ("IRAs"), Peoples Federal has not offered new IRAs for several years. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the management of Peoples Federal based on Peoples Federal's liquidity requirements, growth goals and interest rates paid by competitors. Peoples Federal does not use brokers to attract deposits.

         At September 30, 1996, Peoples Federal's certificates of deposit totaled $47.9 million, or 74.4% of total deposits. Of such amount, approximately $25.5 million in certificates of deposit mature within one year. Based on past experience and Peoples Federal's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Peoples Federal at maturity. If there is a significant deviation from historical experience, Peoples Federal can utilize borrowings from the FHLB as an alternative to this source of funds.

         The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Peoples Federal at the dates indicated:

                                                             At September 30,
                                 --------------------------------------------------------------------------
                                         1996                       1995                      1994
                                 -----------------------   ----------------------    ----------------------
                                                 Percent                 Percent                   Percent
                                                of total                of total                   of total
                                   Amount       deposits    Amount      deposits       Amount      deposits
                                   ------       --------    ------      --------       ------      --------
                                                           (Dollars in thousands)

Transaction accounts:
 NOW accounts (1)                $  1,293         2.01%    $  1,035        1.56%     $    880          1.34%
 Money market accounts (2)          3,067         4.77        3,723        5.59         4,433          6.74
 Passbook savings accounts (3)     12,120        18.83       12,524       18.81        13,551         20.59
                                 --------        -----     --------     -------       -------       -------

  Total transaction accounts       16,480        25.61       17,282       25.96        18,864         28.67

Certificates of deposit:
   2.01 -  4.00%                      192          .30        1,263        1.90        11,776         17.90
   4.01 -  6.00%                   33,243        51.65       23,404       35.16        23,264         35.35
   6.01 -  8.00%                   14,391        22.36       21,015       31.57         7,731         11.75
   8.01 - 10.00%                       49          .08        3,600        5.41         4,165          6.33
                                  -------       ------      -------      ------       -------       -------

  Total certificates of deposit    47,875        74.39       49,282       74.04        46,936         71.33
                                  -------       ------      -------      ------       -------       -------

  Total deposits (4)              $64,355       100.00%     $66,564      100.00%      $65,800        100.00%
                                  =======       ======      =======      ======       =======        ======
-----------------------------

(1) Peoples Federal's weighted average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At September 30, 1996, 1995 and 1994, the weighted average rates on NOW accounts were 1.50%, 1.75% and 1.40%, respectively.

(2) Peoples Federal's weighted average interest rate paid on money market accounts fluctuates with the general movement of interest rates. At September 30, 1996, 1995 and 1994, the weighted average rates on money market accounts were 2.35%, 2.65% and 2.65%, respectively.

(3) Peoples Federal's weighted average rate on passbook savings accounts fluctuates with the general movement of interest rates. The weighted average interest rate on passbook accounts was 2.25%, 2.50% and 2.50%, at September 30, 1996, 1995 and 1994, respectively.

(4) IRAs are included in the various certificates of deposit balances. IRAs totaled $192,000, $267,000 and $347,000 as of September 30, 1996, 1995
         and 1994, respectively.

         The following table shows rate and maturity information for Peoples Federal's certificates of deposit as of September 30, 1996:

                                                                    Amount Due
                                            ---------------------------------------------------------------
                                                             Over         Over
                                             Up to        1 year to    2 years to      Over
                      Rate                  one year       2 years       3 years      3 years        Total
                      ----                  --------      --------     ----------    ---------      -------
                                                                    (In thousands)
                2.01 -  4.00%               $   155        $    37       $    -        $    -       $   192
                4.01 -  6.00                 19,369          9,336        2,932         1,606        33,243
                6.01 -  8.00                  5,899          5,158        2,382           952        14,391
                8.01 - 10.00                     49              -            -             -            49
                                            -------        -------       ------        ------       -------

                Total certificates
                  of deposit                $25,472        $14,531       $5,314        $2,558       $47,875
                                            =======        =======       ======        ======       =======


         The following table presents the amount of Peoples Federal's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 1996:

                      Maturity                                Amount
                      --------                                ------
                                                          (In thousands)

                      Three months or less                    $  512
                      Over 3 months to 6 months                  344
                      Over 6 months to 12 months               1,661
                      Over 12 months                           1,225
                                                               -----

                          Total                               $3,742
                                                              ======


         The following table sets forth Peoples Federal's deposit account balance activity for the periods indicated:

                                                   Year ended September 30,
                                           --------------------------------------
                                             1996           1995            1994
                                             ----           ----            ----
                                                   (Dollars in thousands)

Beginning balance                          $ 66,564       $ 65,800       $ 68,293

Deposits                                     52,260         42,618         38,589
Withdrawals                                  57,229         44,231         43,286
                                           --------       --------       --------
Net decreases before interest credited       (4,969)        (1,613)        (4,697)
Interest credited                             2,760          2,377          2,204
                                           --------       --------       --------
Ending balance                             $ 64,355       $ 66,564       $ 65,800
                                           ========       ========       ========

  Net increase (decrease)                  $ (2,209)      $    764       $ (2,493)

  Percent increase (decrease)                 (3.32)%         1.16%         (3.65)%


         BORROWINGS. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, Peoples Federal is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). See "REGULATION - OTS Regulations -- Qualified Thrift Lender Test." If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At September 30, 1996, Peoples Federal was in compliance with the QTL Test. Peoples Federal has not utilized FHLB advances during the three fiscal years ended September 30, 1996.

YIELDS EARNED AND RATES PAID

The spread between the average interest rate on interest-earning assets and the average interest rate on interest-bearing liabilities decreased to 2.25% for the year ended September 30, 1996, from 2.46% for the year ended September 30, 1995. The spread for the year ended September 30, 1995, increased from 2.28% for the year ended September 30, 1994.

The yield on interest-earning assets decreased to 7.23% for the year ended September 30, 1996, from 7.27% for the year ended September 30, 1995. Decreased average interest rates on loans, interest-bearing deposits and investment securities, partly offset by an increase in average interest rate on mortgage-backed and related securities, made up the net decrease for the year ended September 30, 1996. The cost of funds to Peoples Federal increased to 4.98% for the year ended September 30, 1996, from 4.81% for the year ended September 30, 1995, due to the increased rates of interest on certificates of deposit.

The yield on interest-earning assets increased to 7.27% for the year ended September 30, 1995, from 6.92% for the year ended September 30, 1994. Increased average interest rates on interest-bearing deposits, investment securities and mortgage-backed and related securities, partly offset by a decrease in average interest rate on loans, made up the net increase for the year ended September 30, 1995. The cost of funds to Peoples Federal increased to 4.81% for the year ended September 30, 1995, from 4.64% for the year ended September 30, 1994, due to the increased rates of interest on certificates of deposit.

         The following table presents certain information relating to PFC and Peoples Federal's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of customer deposits for the periods indicated. Such yields and costs are derived by dividing annual income or expense by the average monthly balance of interest-earning assets or customer deposits, respectively, for the years presented. Average balances are derived from daily balances, which include nonaccruing loans in the loan portfolio, net of the allowance for loan losses.




                                                                 Year ended September 30,
                                    -------------------------------------------------------------------------------------
                                                1996                       1995                           1994
                                    --------------------------   -------------------------    ---------------------------
                                    Average   Interest           Average    Interest           Average  Interest
                                  outstanding  earned/   Yield/ outstanding  earned/ Yield/ outstanding  earned/   Yield/
                                    balance     paid      rate   balance      paid    rate    balance     paid      rate
                                    -------     ----      ----   -------      ----    ----    -------     ----      ----
                                                                    (Dollars in thousands)
Interest-earning assets:
   Interest-bearing deposits        $  7,130  $   319     4.47%  $  1,989   $  118     5.93% $  2,662   $   92      3.46%
   Investment securities               7,292      435     5.96     11,060      672     6.08    10,721      529      4.93
   Mortgage-backed and related        23,671    1,569     6.63     23,680    1,466     6.19    23,715    1,246      5.25
     securities
   Loans receivable (1)               39,844    3,309     8.31     37,007    3,103     8.39    37,293    3,283      8.80
                                    --------   ------             -------   ------           --------    -----

     Total interest-earning assets    77,937    5,632     7.23     73,736    5,359     7.27    74,391    5,150      6.92

Non-interest-earning assets:
   Cash and amounts due from
     depository institutions             250                          257                         274
   Premises and equipment, net         1,517                        1,493                       1,528
   Other nonearning assets               565                          357                         528
                                    ---------                     -------                    ---------

     Total assets                    $80,269                      $75,843                     $76,721
                                     =======                      =======                     =======

Interest-bearing liabilities:
   NOW accounts                     $  1,431       18     1.28    $   985       15     1.53   $   820       13      1.59
   Money market accounts               3,402       87     2.55      4,076      109     2.67     4,559      123      2.71
   Passbook savings accounts          13,958      326     2.34     12,877      323     2.51    14,120      364      2.58
   Certificates of deposit            49,249    2,960     6.01     47,445    2,695     5.68    47,754    2,620      5.49
                                    --------  -------             -------   ------            -------   ------

     Total deposits                   68,040    3,391     4.98     65,383    3,142     4.81    67,253    3,120      4.64
                                    --------  -------             -------   ------            -------   ------

Non-interest-bearing liabilities       1,032                          917                         641
                                    ---------                     -------                     -------

     Total liabilities                69,072                       66,300                      67,894

Shareholder's equity (2)              11,197                        9,543                       8,827
                                    --------                      -------                    --------

Total liabilities and retained       $80,269                      $75,843                     $76,721
                                     =======                      =======                     =======
   earnings

Net interest income; interest rate             $2,241     2.25%             $2,217     2.46%            $2,030      2.28%
                                               ======     ====              ======     ====             ======      ====
   spread

Net interest margin (net interest
   income as a percent of average                         2.88%                        3.01%                        2.73%
                                                          ====                         ====                         ====
   interest-earning assets)
Average interest-earning assets to
   interest-bearing liabilities                         114.55%                      112.78%                      110.61%
                                                        ======                       ======                       ======
------------------------------------

(1) Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.

(2) In fiscal years ended September 30, 1995 and 1994, consisted of retained earnings only.

         The following table sets forth, at the dates indicated, the weighted average yields earned on Peoples Federal's interest-earning assets, the weighted average interest yield paid on interest-bearing liabilities and the interest rate spread.

                                                                           At September 30,
                                                             ----------------------------------------
                                                              1996              1995            1994
                                                              ----              ----            ----

Weighted average yield on loan portfolio                      8.50%             8.58%           8.63%
Weighted average yield on mortgage-backed and related
   securities                                                 6.75              6.42            5.32
Weighted average yield on investment securities               5.52              5.97            5.49
Weighted average yield on interest-bearing deposits           4.81
                                                                                4.99            4.03
Weighted average yield on all interest-earning assets         7.26
                                                                                7.43            6.99
Weighted average yield paid on all interest-bearing
   liabilities (1)                                            4.99              5.32            4.49
                                                              ----              ----            ----
Interest rate spread (spread between weighted average
   interest rate on all interest-bearing assets and
   all interest-bearing liabilities)                          2.27%             2.11%           2.50%
                                                              ====              ====            ====
------------------------------

(1) All of Peoples Federal's interest-bearing liabilities are in the form of deposits.


         The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Peoples Federal's interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate:

                                                                   Year ended September 30,
                                      ------------------------------------------------------------------------------------
                                            1996 vs. 1995                 1995 vs. 1994                  1994 vs. 1993
                                      -------------------------     -------------------------    -------------------------
                                          Increase                     Increase                      Increase
                                         (decrease)                   (decrease)                    (decrease)
                                           due to                       due to                        due to
                                      ---------------               ---------------              -----------------
                                      Volume    Rate      Total     Volume     Rate     Total    Volume       Rate    Total
                                      ------    ----      -----     ------     ----     -----    ------       ----    -----
                                                                          (In thousands)

Interest income attributable to:
   Interest-bearing deposits            $230    $ (29)     $201    $  (39)   $    65   $   26   $  (104)    $    31  $  (73)
   Investment securities                (224)     (13)     (237)       20        123      143       256         (91)    165
   Mortgage-backed and related            (1)     104       103        (2)       222      220       (51)       (272)   (323)
     securities
   Loans receivable                      236      (30)      206       (24)      (156)    (180)     (161)       (383)   (544)
                                        ----     -----    -----     -----     ------    -----    ------      ------    ----

     Total interest income               241       32       273       (45)       254      209       (60)       (715)   (775)
                                        ----     ----     -----     -----     ------    -----    ------       -----    ----

Interest expense attributable to:
   NOW accounts                            5       (2)        3         3         (1)       2         2          (3)     (1)
   Money market accounts                 (25)      (5)      (22)      (13)        (1)     (14)       (3)        (13)    (16)
   Passbook savings accounts              25      (22)        3       (31)       (10)     (41)        4         (51)    (47)
   Certificates of deposit               109      156       265       (18)        93       75       (52)       (304)   (356)
                                        ----     ----     -----     -----    -------   ------   -------      ------    ----

     Total interest expense              122      127       249       (59)        81       22       (49)       (371)   (420)
                                        ----    -----     -----     -----    -------   ------   -------      ------    ----

   Increase (decrease) in
     net interest income                $119    $ (95)    $  24     $  14       $173     $187    $  (11)      $(344)  ($355)
                                        ====    ======    =====     =====       ====     ====    ======       =====   =====

ASSET AND LIABILITY MANAGEMENT

         Peoples Federal, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. As part of its effort to monitor and manage interest rate risk, Peoples Federal uses the Net Portfolio Value ("NPV") methodology recently adopted by the OTS as part of its capital regulations. Although Peoples Federal is not currently subject to the NPV regulation because such regulation does not apply to institutions with less than $300 million in assets and risk-based capital in excess of 12%, the application of the NPV methodology may illustrate Peoples Federal's interest rate risk.

         Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV which would result from a theoretical 200 basis point (1 basis point equals
 .01%) change in market interest rates. Both a 200 basis point increase in market interest rates and a 200 basis point decrease in market interest rates are considered. If the NPV would decrease more than 2% of the present value of the institution's assets with either an increase or a decrease in market rates, the institution must deduct 50% of the amount of the decrease in excess of such 2% in the calculation of the institution's risk-based capital. See "Liquidity and Capital Resources."

         At September 30, 1996, 2% of the present value of Peoples Federal's assets was approximately $1.7 million. Because the interest rate risk of a 200 basis point increase in market interest rates (which was greater than the interest rate risk of a 200 basis point decrease) was $2.7 million at September 30, 1996, Peoples Federal would have been required to deduct approximately $489,000 (50% of the approximate $978,000 difference) from its capital in determining whether Peoples Federal met its risk-based capital requirement. Regardless of such reduction, however, Peoples Federal's risk-based capital at September 30, 1996, would still have exceeded the regulatory requirement by $12.4 million.

         Presented below, as of September 30, 1996, is an analysis of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. The table also contains the policy limits set by the Board of Directors of Peoples Federal as the maximum change in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits have been established with consideration of the dollar impact of various rate changes and Peoples Federal's strong capital position.

         As illustrated in the table, Peoples Federal's NPV is more sensitive to rising rates than declining rates. Such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. The loan portfolio of Peoples Federal consists almost entirely of fixed-rate loans. In addition, because Peoples Federal has not originated loans in accordance with traditional secondary market guidelines, the sale of fixed-rate loans may be difficult. As a result, in a rising interest rate environment, the amount of interest Peoples Federal would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest Peoples Federal would pay on its deposits would increase rapidly because Peoples Federal's deposits generally have shorter periods to repricing. Assumptions used in calculating the amounts in this table are OTS assumptions.

                                                      September 30, 1996
                                                  ---------------------------
 Change in Interest Rate         Board Limit      $ Change           % Change
     (Basis Points)               % Change         in NPV             in NPV
     --------------               --------         ------             ------

            +300                    (70)%         $(4,290)               (23)%
            +200                    (45)           (2,660)               (14)
            +100                    (25)           (1,164)                (6)
               -                      -                 -                  -
            -100                    (25)              820                  4
            -200                    (45)            1,119                  6
            -300                    (70)            1,472                  8


         As with any method of measuring interest rate risk, certain shortcomings are inherent in the NPV approach. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawal levels from certificates of deposit would likely deviate significantly from those assumed in making the risk calculations.

         If interest rates continue to rise from the recent historically low levels, Peoples Federal's net interest income will be negatively affected. Moreover, rising interest rates may negatively affect Peoples Federal's earnings due to diminished loan demand.

         As part of management's overall strategy to manage interest rate risk, Peoples Federal commenced the origination of adjustable-rate mortgage loans in June 1995. In addition, at September 30, 1996, $14.9 million of Peoples Federal's mortgage-backed and related securities were backed by mortgages with adjustable rates. Management has also increased consumer lending and expects such lending to become a larger part of overall lending activities. Consumer loans typically have a significantly shorter weighted average maturity and offer less exposure to interest rate risk. In the event interest rates decline, however, the origination of adjustable-rate loans could be expected to decline as consumers demand more fixed-rate loans. On the deposit side, management has attempted to reduce the impact of interest rate changes by emphasizing low interest rate deposit products and by maintaining competitive pricing on longer term certificates of deposit.

COMPETITION

         Peoples Federal competes for deposits with other savings associations, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, Peoples Federal competes with other savings associations, commercial banks, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. Peoples Federal competes for loan originations primarily through the interest rates and loan fees offered and through the efficiency and quality of services provided. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

         The size of financial institutions competing with Peoples Federal is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon Peoples Federal.

SUBSIDIARIES

         Peoples Federal owns all of the outstanding shares of Massillon Community Service Corporation ("MCSC"), the only asset of which was stock of Intrieve, a data processing company. Such shares were redeemed by Intrieve on October 20, 1995.

PERSONNEL

         As of September 30, 1996, Peoples Federal had 19 full-time employees and 3 part-time employees. Peoples Federal believes that relations with its employees are good. Peoples Federal offers health and life insurance benefits. None of the employees of Peoples Federal are represented by a collective bargaining unit.


                                  REGULATION

GENERAL

         As a savings association organized under the laws of the United States, Peoples Federal is subject to regulatory oversight by the OTS. Because Peoples Federal's deposits are insured by the FDIC, Peoples Federal is also subject to examination and regulation by the FDIC. Peoples Federal must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by the OTS to determine whether Peoples Federal is in compliance with various regulatory requirements and is operating in a safe and sound manner. Peoples Federal is a member of the FHLB of Cincinnati.

         PFC also is subject to regulation, examination and oversight by the OTS as the holding company of Peoples Federal and is required to submit periodic reports to the OTS.

         Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations and the Department of the Treasury is preparing a report for Congress on the development of a common charter for all financial institutions. Pursuant to such legislation, Congress may eliminate the OTS and Peoples Federal may be regulated under federal law as a bank or be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Peoples Federal may engage and would probably subject Peoples Federal to more regulation by the FDIC. In addition, PFC might become subject to a different set of holding company regulations which may limit the activities in which PFC may engage and subject PFC to other additional regulatory requirements, including separate capital requirements. At this time, PFC cannot predict when or whether Congress may actually pass legislation regarding PFC's and Peoples Federal's regulatory requirements or charter. Although such legislation may change the activities in which either PFC and Peoples Federal may engage, it is not anticipated that the current activities of either PFC or Peoples Federal will be materially affected by those activity limits. See Exhibit 99, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995 - Legislation and Regulation that may Adversely Affect PFC's Earnings."

OHIO CORPORATION LAW

        MERGER MORATORIUM STATUTE. Chapter 1704 of the Ohio Revised Code regulates certain takeover bids affecting certain public corporations which have significant ties to Ohio. This statute prohibits, with some exceptions, any merger, combination or consolidation and any of certain other sales, leases, distributions, dividends, exchanges, mortgages or transfers between an Ohio corporation and any person who has the right to exercise, alone or with others, 10% or more of the voting power of such corporation (an "Interested Shareholder"), for three years following the date on which such person first becomes an Interested Shareholder. Such a business combination is permitted only if, prior to the time such person first becomes an Interested Shareholder, the Board of Directors of the issuing corporation has approved the purchase of shares which resulted in such person first becoming an Interested Shareholder.

        After the initial three-year moratorium, such a business combination may not occur unless (1) one of the specified exceptions applies, (2) the holders of at least two-thirds of the voting shares, and of at least a majority of the voting shares not beneficially owned by the Interested Shareholder, approve the business combination at a meeting called for such purpose, or (3) the business combination meets certain statutory criteria designed to ensure that the issuing public corporation's remaining shareholders receive fair consideration for their shares.

        An Ohio corporation may, under certain circumstances, "opt out" of the statute by specifically providing in its articles of incorporation that the statute does not apply to any business combination of such corporation. However, the statute still prohibits for twelve months any business combination that would have been prohibited but for the adoption of such an opt-out amendment. The statute also provides that it will continue to apply to any business combination between a person who became an Interested Shareholder prior to the adoption of such an amendment as if the amendment had not been adopted. Neither PFC nor Peoples Federal has opted out of the protection afforded by Chapter 1704.

        CONTROL SHARE ACQUISITION. Section 1701.831 of the Ohio Revised Code (the "Control Share Acquisition Statute") requires that certain acquisitions of voting securities which would result in the acquiring shareholder owning 20%, 33-1/3% or 50% of the outstanding voting securities of an Ohio corporation (a "Control Share Acquisition") must be approved in advance by the holders of at least a majority of the outstanding voting shares of such corporation represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting excluding the voting shares owned by the acquiring shareholder. The Control Share Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

        TAKEOVER BID STATUTE. Ohio law also contains a statute regulating takeover bids for any Ohio corporation, including savings and loan associations. Such statute provides that no offeror may make a takeover bid unless (i) at least 20 days prior thereto the offeror announces publicly the terms of the proposed takeover bid and files with the Ohio Division of Securities (the "Securities Division") and provides the target company with certain information in respect of the offeror, his ownership of the company's shares and his plans for the company, and (ii) within ten days following such filing either (a) no hearing is required by the Securities Division, (b) a hearing is requested by the target company within such time but the Securities Division finds no cause for hearing exists, or (c) a hearing is ordered and upon such hearing the Securities Division adjudicates that the offeror proposes to make full, fair and effective disclosure to offers of all information material to a decision to accept or reject the offer.

        The takeover bid statute also states that no offeror shall make a takeover bid if he owns 5% or more of the issued and outstanding equity securities of any class of the target company, any of which were purchased within one year before the proposed takeover bid, and the offeror, before making any such purchase, failed to announce his intention to gain control of the target company, or otherwise failed to make full and fair disclosure of such intention to the persons from whom he acquired such securities. The United States District Court for the Southern District of Ohio has determined that the Ohio takeover bid statute is preempted by federal regulation.

OTS REGULATIONS

         GENERAL. The OTS is an office in the Department of the Treasury and is responsible for the regulation and supervision of all savings associations the deposits of which are insured by the FDIC in the SAIF and all federally chartered savings institutions. The OTS issues regulations governing the operation of savings associations, regularly examines such institutions and imposes assessments on savings associations based on their asset size to cover the costs of this supervision and examination. It also promulgates regulations that prescribe the permissible investments and activities of federally chartered savings associations, including the type of lending that such associations may engage in and the investments in real estate, subsidiaries and securities they may make. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

         Federally chartered savings associations are subject to regulatory oversight by the OTS under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low-to-moderate income areas and borrowers. Peoples Federal has received a "Satisfactory" examination rating under those regulations.

         REGULATORY CAPITAL REQUIREMENTS. Peoples Federal is required by OTS regulations to meet certain minimum capital requirements. These requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for Peoples Federal is equal to tangible capital) of 3% of adjusted total assets, and risk-based capital (which for Peoples Federal consists of core capital and general valuation allowances) equal to 8% of risk-weighted assets. Assets and certain off balance sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

         The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. Peoples Federal does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed. Peoples Federal's core capital ratio at September 30, 1996, was 18.9%.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to that requirement, a savings association would have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of such excess exposure from its total capital when determining its risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio in excess of 12% will not be subject to the interest rate risk component, and Peoples Federal currently qualifies for such exemption. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

          The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or, after notice and an opportunity for hearing, if the institution is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. A critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. Peoples Federal's capital at September 30, 1996, meets the standards for a well-capitalized association.

         Federal law prohibits an insured institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized. In addition, each company controlling an undercapitalized institution must guarantee that the institution will comply with the terms of an OTS-approved capital plan until the institution has been adequately capitalized on an average during each of four consecutive calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution at the time the institution fails to comply with its capital restoration plan.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions according to ratings of associations based on their capital level and supervisory condition. Capital distributions, for purposes of such regulation, include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

         The first rating category is Tier 1, consisting of associations that, before and after the proposed capital distribution, meet their fully phased-in capital requirement. Associations in this category may make capital distributions during any calendar year equal to the greater of 100% of its net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. The second category, Tier 2, consists of associations that, before and after the proposed capital distribution, meet their current minimum, but not fully phased-in capital requirement. Associations in this category may make capital distributions up to 75% of their net income over the most recent four quarters. Tier 3 associations do not meet their current minimum capital requirement and must obtain OTS approval of any capital distribution. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be treated as a Tier 2 or a Tier 3 association.

         Peoples Federal meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision. As a subsidiary of PFC, Peoples Federal will also be required to give the OTS 30 days' notice prior to declaring any dividend on its common shares. The OTS may object to the dividend during that 30-day period based on safety and soundness concerns. Moreover, the OTS may prohibit any capital distribution otherwise permitted by regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         In December 1994, the OTS issued a proposal to amend the capital distribution limits. Under that proposal, an association not owned by a holding company and having a CAMEL examination rating of 1 or 2 could make a capital distribution without notice to the OTS, if it remains adequately capitalized, as described above, after the distribution is made. Any other association seeking to make a capital distribution that would not cause the association to fall below the capital levels to qualify as adequately capitalized or better would have to provide notice to the OTS. Except under limited circumstances and with OTS approval, no capital distribution would be permitted if it would cause the association to become undercapitalized or worse.

         LIQUIDITY. OTS regulations require that each savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 5% of its net withdrawable savings deposits plus borrowings payable in one year or less. Federal regulations also require each member institution to maintain an average daily balance of short-term liquid assets of 1% of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed upon member institutions failing to meet these liquidity requirements. The eligible liquidity of Peoples Federal, as computed under current regulations, at September 30, 1996, was approximately $12.6 million, or 19.0%, and exceeded the then applicable 5% liquidity requirement by approximately $9.3 million, or 14.0%.

         QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL test. Prior to September 30, 1996, there was only one QTL test. Such test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans, stock issued by any FHLB, the FHLMC or the FNMA. Under such test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL test, effective September 30, 1996, pursuant to which a savings association may also qualify under the Internal Revenue Code of 1986, as amended (the "Code"), for thrift institution status. According to the test under the Code, at least 60% of the institution's assets (on a tax basis) must consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At September 30, 1996, Peoples Federal met the QTL test.

         LENDING LIMIT. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's total capital under the regulatory capital requirements plus any additional loan reserve not included in total capital. A savings association may loan to one borrower an additional amount not to exceed 10% of total capital plus additional reserves if the additional loan amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 "for any purpose." At September 30, 1996, Peoples Federal was in compliance with this lending limit. See "THE BUSINESS OF PEOPLES FEDERAL - Lending Activities -- Loan Originations, Purchases and Sales."

        TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Peoples Federal was in compliance with such restrictions at September 30, 1996.

        All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. PFC is an affiliate of Peoples Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Peoples Federal was in compliance with these requirements and restrictions at September 30, 1996.

         HOLDING COMPANY REGULATION. PFC is a savings and loan holding company within the meaning of the Home Owners' Loan Act (the "HOLA"). As such, PFC registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements, in addition to the reporting requirements of the Securities and Exchange Commission (the "SEC"). Congress is considering legislation which may require that PFC become or be treated as a bank holding company regulated by the FRB. Bank holding companies with more than $150 million in assets are subject to capital requirements similar to those imposed on Peoples Federal and have more extensive interstate acquisition authority than savings and loan holding companies. They are also subject to more restrictive activity and investment limits than savings and loan holding companies. No assurances can be given that such legislation will be enacted, and PFC cannot be certain of the legislation's impact on its future operations until it is enacted.

         The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         PFC is a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company, and such companies are the only financial institution holding companies which may engage in commercial, securities and insurance activities without limitation. Congress is considering, however, either limiting unitary savings and loan holding companies to the same activities as other financial institution holding companies or permitting certain bank holding companies to engage in commercial activities and expanded securities and insurance activities. PFC cannot predict if and in what form these proposals might become law. The broad latitude to engage in activities under current law can be restricted, however, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 1996, Peoples Federal met the QTL Test. See "Qualified Thrift Lender Test."

         If PFC were to acquire control of another savings institution other than through a merger or other business combination with Peoples Federal, PFC would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL Test, the activities of PFC and any of its subsidiaries (other than Peoples Federal or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence, or shall continue after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than
(i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

         The OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

FDIC REGULATIONS

         DEPOSIT INSURANCE. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the bank and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. The reserves of the SAIF are below the level required by law because a significant portion of the assessments paid into the fund are used to pay the cost of prior thrift failures. The reserves of the BIF met the level required by law in May 1995.

         Depository institutions are generally prohibited from converting from one insurance fund to the other until the SAIF meets its designated reserve level, except with the prior approval of the FDIC in certain limited cases, provided applicable exit and entrance fees are paid. The insurance fund conversion provisions do not prohibit a SAIF member from converting to a bank charter or merging with a bank during the moratorium, as long as the resulting bank continues to pay the applicable insurance assessments to the SAIF during that period and certain other conditions are met.

         Peoples Federal is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Peoples Federal, and has authority to initiate enforcement actions against federally insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

         ASSESSMENTS. The FDIC is authorized to establish separate annual assessment rates for deposit insurance each for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The reserves of the SAIF are below the level required by law because a significant portion of the assessments paid into the SAIF are used to pay the cost of prior thrift failures. The BIF has, however, met its required reserve level.

         The assessments paid by healthy savings associations exceeded those paid by healthy BIF members by approximately $.19 per $100 in deposits for 1995, and no BIF assessments will be required of healthy commercial banks in 1996 except a $2,000 minimum fee. The disparity in the premiums paid between savings associations and commercial banks could have a negative competitive impact on Peoples Federal and other savings associations.

         Legislation to recapitalize the SAIF and eliminate the significant premium disparity became effective September 30, 1996. The recapitalization plan provides for a special assessment equal to $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. In addition, the cost of prior thrift failures will be shared by both the SAIF and the BIF, which will increase BIF assessments in 1997. SAIF assessments for healthy savings associations will be approximately $.064 per $100 in deposits in 1997 but can never be reduced below the level set for healthy BIF institutions.

         On the basis of its $65.7 million in deposits at March 31, 1996, Peoples Federal paid on November 27, 1996, an additional pre-tax assessment of approximately $428,000. Such payment was recorded as an expense and accounted for by Peoples Federal as of September 30, 1996. Earnings and capital were, therefore, negatively affected for the quarter ended September 30, 1996, by an after-tax amount of approximately $282,000.

         The recapitalization plan also provides for the merger of the SAIF and the BIF effective January 1, 1999, assuming there are no savings associations under federal law.

         Under separate proposed legislation, Congress is considering the elimination of the federal thrift charter and the separate federal regulation of thrifts. As a result, Peoples Federal would have to convert to a different financial institution charter and would be regulated under federal law as a bank, including being subject to the more restrictive authority limitations imposed on national banks.

         In addition, PFC may become subject to more restrictive holding company requirements, including activity limits and capital requirements similar to those imposed on Peoples Federal. PFC cannot predict the impact of the conversion of Peoples Federal to, or the regulation of Peoples Federal as, a bank until the legislation requiring such change is enacted.

FRB REGULATIONS

         RESERVE REQUIREMENTS. FRB regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) of 3% of deposits in net transaction accounts for that portion of accounts in excess of $4.3 million up to $52 million, and to maintain reserves of 10% of deposits in net transaction accounts against that portion of total transaction accounts in excess of $52 million. These percentages are subject to adjustment by the FRB. At September 30, 1996, Peoples Federal was in compliance with its reserve requirements.

FEDERAL HOME LOAN BANKS

         The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. Peoples Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Peoples Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Peoples Federal is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $748,000 at September 30, 1996.

         FHLB advances to members such as Peoples Federal who meet the QTL test are generally limited to the lower of (i) 25% of the member's assets and (ii) 20 times the member's investment in FHLB stock. At September 30, 1996, Peoples Federal's maximum limit on advances was approximately $15.0 million. The granting of advances is subject also to the FHLB's collateral and credit underwriting guidelines. At September 30, 1996, the FHLB of Cincinnati offered advances with fixed and variable interest rates ranging from 5.45% to 7.90%, which included the following types of borrowings: short-term advances with terms ranging from one day to one year, including cash management accounts and lines of credit; fixed-rate, long-term advances with terms ranging from seven months to 20 years; and various customized advances with terms ranging from one month to 30 years and with call, balloon or mortgage-matching features.

         Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

         Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance. The FHLBs have established an "Affordable Housing Program" to subsidize the interest rate of advances to member associations engaged in lending for long-term, low- and moderate-income, owner-occupied and affordable rental housing at subsidized rates. The FHLB of Cincinnati reviews and accepts proposals for subsidies under that program twice a year. Peoples Federal has not participated in such program.


                                    TAXATION

FEDERAL TAXATION

         PFC and Peoples Federal are each subject to the federal tax laws and regulations which apply to corporations generally. Certain thrift institutions, including Peoples Federal, were, however, prior to the enactment of the Small Business Jobs Protection Act, which was signed into law on August 21, 1996, allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Code, or the reserve method of Section 593 of the Code.

         Under Section 593, a thrift institution annually could elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1996, 1995 and 1994, Peoples Federal used the percentage of taxable income method because such method provided a higher bad debt deduction than the experience method.

         Section 1616(a) of the Small Business Job Protection Act repealed the
Section 593 reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method. The percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer, and having been made with the consent of the Secretary of the Treasury. Any adjustment under Section 481(a) of the Code required to be recaptured with respect to such change generally will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that becomes a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (I.E., the "pre-1988 reserves"). In the case of a thrift institution that becomes a small bank, like Peoples Federal, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less then its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996.

         A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential real and church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property to acquire, construct, or improve the property.

         In addition to the regular income tax, PFC and Peoples Federal are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1996, PFC and Peoples Federal are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e) as modified by the Small Business Job Protection Act which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (excess to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Peoples Federal to PFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Peoples Federal's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 1996, Peoples Federal's pre-1988 reserves for tax purposes totaled approximately $1.8 million. Peoples Federal believes it had approximately $4.9 million of accumulated earnings and profits for tax purposes as of September 30, 1996, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See "REGULATION - OTS Regulations -- Limitations on Capital Distributions." No representation can be made as to whether Peoples Federal will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Peoples Federal have been audited or closed without audit through fiscal year 1992. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Peoples Federal.

OHIO TAXATION

         PFC is subject to the Ohio corporation franchise tax, which, as applied to PFC, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth.

         In computing its tax under the net worth method, PFC may exclude 100% of its investment in the capital stock of Peoples Federal after the Conversion, as reflected on the balance sheet of PFC, in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of Peoples Federal. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, PFC may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

         A special litter tax is also applicable to all corporations, including PFC, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

         Peoples Federal is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of Peoples Federal's book net worth determined in accordance with GAAP. As a "financial institution," Peoples Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2.       DESCRIPTION OF PROPERTY

         The following table sets forth certain information at September 30, 1996, regarding the properties on which the main office, the branch office and the lending office of Peoples Federal are located:

                                           Owned            Date            Square            Net
Location                                 or leased        acquired         footage       book value(1)       Deposits
--------                                 ---------        --------         -------       -------------       --------

Main Office:

211 Lincoln Way East
Massillon, Ohio  44646                     Owned            1958            7,200           $686,000      $52.0 million

Branch Office:

2312 Lincoln Way N.W.
Massillon, Ohio  44647                     Owned            1978            1,400           $448,000      $12.4 million

Lending Office:

4344 Metro Circle, N.W.
North Canton, Ohio 44720                 Leased(2)           N/A              -            $31,000(3)          N/A
-----------------------------

(1) At September 30, 1996, Peoples Federal's office premises and equipment had a total net book value of $1.5 million. For additional information regarding Peoples Federal's office premises and equipment, see Notes A and E of Notes to Consolidated Financial Statements.

(2) The lease is for a term of three years, expiring in 1999, with a three-year renewal option.

(3) Peoples Federal has made leasehold improvements with an unamortized value of $31,000 to the office.


ITEM 3.       LEGAL PROCEEDINGS

         Neither PFC nor Peoples Federal is presently involved in any legal proceedings of a material nature. From time to time, Peoples Federal is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Peoples Federal.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There were 1,491,012 common shares of PFC outstanding on December 1, 1996, held of record by approximately 333 shareholders. Price information with respect to PFC's common shares is quoted on The Nasdaq Small Cap Market ("Nasdaq") under the symbol "PFFC". The high and low sales prices for the common shares of PFC, as quoted by Nasdaq, were $12.75 and $10.875 per share, respectively, between September 12, 1996, the date of completion of the Conversion, and September 30, 1996. PFC had declared no dividends as of December 1, 1996.

         The income of PFC consists of dividends which may periodically be declared and paid by the Board of Directors of Peoples Federal on the common shares of Peoples Federal held by PFC and earnings on the $7.1 million in net proceeds retained by PFC from the sale of PFC's common shares in connection with the Conversion. In addition to certain federal income tax considerations, OTS regulations impose limitations on the payment of dividends and other capital distributions by savings associations.

         Under OTS regulations applicable to converted savings associations, Peoples Federal is not permitted to pay a cash dividend on its common shares if the regulatory capital of Peoples Federal would, as a result of the payment of such dividend, be reduced below the amount required for the liquidation account (which was established for the purpose of granting a limited priority claim on the assets of Peoples Federal, in the event of a complete liquidation, to those members of Peoples Federal before the Conversion who maintain a savings account at Peoples Federal after the Conversion) or applicable regulatory capital requirements prescribed by the OTS.

         OTS regulations applicable to all savings associations provide that a savings association which immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution (including a dividend) has total capital (as defined by OTS regulations) that is equal to or greater than the amount of its capital requirements is generally permitted without OTS approval (but subsequent to 30 days' prior notice to the OTS) to make capital distributions, including dividends, during a calendar year in an amount not to exceed the greater of (1) 100% of its net earnings to date during the calendar year, plus an amount equal to one-half the amount by which its total capital to assets ratio exceeded its required capital to assets ratio at the beginning of the calendar year, or (2) 75% of its net earnings for the most recent four-quarter period. Savings associations with total capital in excess of the capital requirements that have been notified by the OTS that they are in need of more than normal supervision will be subject to restrictions on dividends. A savings association that fails to meet current minimum capital requirements is prohibited from making any capital distributions without prior approval of the OTS. Peoples Federal currently meets all of its regulatory capital requirements and, unless the OTS determines that Peoples Federal is an institution requiring more than normal supervision, Peoples Federal may pay dividends in accordance with the foregoing provisions of the OTS regulations.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         PFC was incorporated for the purpose of owning all of the outstanding shares of Peoples Federal after the Conversion. As a result, the discussion that follows focuses on Peoples Federal's financial condition and results of operations. The following discussion and analysis of the financial condition and results of operations of PFC and Peoples Federal should be read in conjunction with and with reference to the consolidated financial statements and the notes thereto, included in the Annual Report.

         In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, PFC's operations and PFC's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and PFC's general market area. The forward-looking statements contained herein include those with respect to the following matters:

     1. Management's determination of the amount of loan loss allowance;
     2. The effect of changes in interest rates;
     3. Changes in deposit insurance premiums; and
     4. Proposed legislation that would eliminate the federal thrift charter and the separate federal regulation of thrifts.

CHANGES IN FINANCIAL CONDITION

         PFC's consolidated assets totaled $89.3 million at September 30, 1996, an increase of $12.0 million, or 15.5%, over the $77.3 million total at September 30, 1995. The principal changes in the composition of assets during the year ended September 30, 1996, consisted of increases in loans receivable and interest-bearing deposits in other financial institutions, offset by decreases in investment securities and mortgage-backed securities. The increase in total assets was funded primarily by the $13.6 million of net proceeds from PFC's offering of common shares, which was partially offset by a $2.2 million decrease in deposits.

         Interest-bearing deposits in other financial institutions totaled $12.3 million at September 30, 1996, an increase of $10.6 million. This increase was primarily funded by the net proceeds from the offering of common shares. Investment securities and mortgage-backed securities totaled $29.8 million at September 30, 1996, as compared to $34.7 million at September 30, 1995, a decrease of $4.9 million, or 14.3%. Investment securities decreased due to maturities, principally of

FHLB certificates of deposit, and principal repayments totaling $6.8 million, which were partially offset by purchases of $4.5 million. Mortgage-backed securities decreased due to principal repayments of $5.1 million, which were partially offset by purchases of $2.2 million.

         Loans receivable increased to $44.2 million at September 30, 1996, from $38.0 million at September 30, 1995, an increase of $6.2 million, or 16.3%. One- to four-family loans increased by $11.3 million, but such increase was partially offset by an increase in undisbursed loans in process of $5.3 million. Loan disbursements of multi-family and nonresidential real estate loans also increased, and consumer and other loans decreased, all by small amounts. Loan disbursements of $15.1 million were partially offset by principal repayments of $8.8 million during the year ended September 30, 1996. Fiscal 1995 loan disbursements totaled $7.8 million and principal repayments amounted to $6.8 million.

         Peoples Federal's allowance for loan losses totaled $193,000, or .4% of total loans and 772% of nonperforming loans at September 30, 1996, compared to the fiscal 1995 allowance of $80,000, which represented .2% of total loans and 12.3% of nonperforming loans. This increase was due to a provision for losses on loans of $105,000 and a recovery of loans written off in prior years. The loss provision was primarily related to three delinquent loans with total unpaid balances of $572,000. The properties securing these loans were placed in foreclosure in April 1996, and sold at a sheriff's sale in October 1996, with Peoples Federal receiving full repayment in December 1996.

         Notwithstanding the reduction in nonperforming loans during the year, management believes that retention of the allowance for loan losses at September 30, 1996 levels is prudent, based on facts and circumstances available to it. There can be no assurances, however, that the allowance will be adequate to absorb actual loan losses during future periods. The amount of loan loss experienced may increase due to increases in the loan portfolio generally; increases in the amount of the portfolio consisting of higher risk loan types, such as nonresidential real estate loans, construction loans and consumer and other loans; economic changes locally or nationally, including changes in interest rates, employment rates and property values; and unexpected problems with specific loans. If additions to the allowance are necessary in future periods, such additions would reduce PFC's net earnings.

         Savings deposits totaled $64.4 million at September 30, 1996, as compared to $66.6 million at September 30, 1995, a decrease of $2.2 million, or 3.3%. The decline was primarily due to depositors' withdrawals to purchase shares of PFC, as well as withdrawals on certificates of deposit maturing late in the year.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

GENERAL

         The operating results of PFC are affected by general economic conditions, the monetary and fiscal policies of U. S. Government agencies and the regulatory policies of agencies which regulate financial institutions. The net earnings of PFC and Peoples Federal is primarily dependent on net interest income, which is the difference between interest earned on loans and other interest-earning assets and interest expense incurred on savings deposits.

         Net earnings totaled $77,000 for the year ended September 30, 1996, a decrease of $317,000, or 80.5%, from net earnings of $394,000 recorded for fiscal 1995. The decrease resulted primarily from an increase of $405,000 in general, administrative and other expense and an increase of $93,000 in the provision for loan losses, which were partially offset by an increase of $24,000 in net interest income and a decrease of $156,000 in the provision for federal income taxes. The increase in general, administrative and other expense was due primarily to a one-time deposit insurance assessment.

NET INTEREST INCOME

         Total interest income for the year ended September 30, 1996, totaled $5.6 million, an increase of $273,000, or 5.1%, over the $5.4 million recorded in fiscal 1995. Interest income from loans increased $206,000, or 6.6%. The increase resulted primarily from a $2.8 million increase in the weighted-average outstanding balance of loans receivable, partially offset by an 8 basis point decrease in weighted-average yield to 8.31% in 1996, from 8.39% in 1995. Interest income on mortgage-backed securities, investment securities and interest-bearing deposits increased by $67,000, or 3.0%. The increase resulted primarily from a $1.4 million increase in the average outstanding balance of such assets and a 44 basis point increase in average yield on mortgage-backed securities, partially offset by a 146 basis point decrease in the weighted-average yield on interest-bearing deposits and a 12 basis point decrease in weighted-average yield on investment securities. The increase in interest-earning assets reflects use of the Conversion proceeds to purchase
U. S. Government agency securities and mortgage-backed securities and to increase the loan portfolio and interest-earning deposits.

         Interest expense on deposits for the year ended September 30, 1996, totaled $3.4 million, an increase of $249,000 over the $3.1 million recorded in fiscal 1995. This increase was due to an increase in the weighted-average outstanding balance of deposits totaling $2.7 million, and a increase in the weighted-average interest rate paid to 4.98% in 1996, from 4.81% in 1995.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by approximately $24,000, or 1.1%, to $2.2 million for the year ended September 30, 1996. The interest rate spread decreased to 2.25% in 1996, from 2.46% in 1995, while the net interest margin decreased to 2.88% in 1996, from 3.01% in 1995.

PROVISION FOR LOSSES ON LOANS

         The provision for losses on loans totaled $105,000 for the year ended September 30, 1996. As stated previously, the increase was primarily due to the fact that 90 day delinquent loans had increased by $681,000 at December 31, 1995. One delinquent loan in the amount of $62,000 was repaid in May 1996, and properties securing $572,000 of delinquent loans were subsequently placed in foreclosure in April 1996 and sold at a sheriff's sale in October 1996. Management believes that the continuation of periodic increases in the allowance for loan losses based upon the inherent risk of loss related to loans, the increase in the outstanding portfolio balance, current and anticipated economic conditions as measured by leading economic indicators and local employment data, the level of nonperforming loans and past loss experience is prudent. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

OTHER OPERATING INCOME

         Other operating income totaled $24,000 for the year ended September 30, 1996, compared to $23,000 for fiscal 1995. Such income consisted primarily of service fees, safe deposit box rentals, service charges on negotiable order of withdrawal ("NOW") accounts and mortgage loan late charges.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

         General, administrative and other expense totaled $2.1 million for the year ended September 30, 1996, compared to $1.7 million for fiscal 1995, an increase of $405,000, or 24.4%. The rise in administrative costs primarily related to increases of $431,000 in federal deposit insurance premiums, a $108,000, or 15.8%, increase in employee compensation and benefits and a $35,000, or 18.1%, increase in occupancy and equipment. The increase in deposit insurance premiums was due primarily to a special assessment by the FDIC pursuant to legislation enacted to recapitalize the Savings Association Insurance Fund (the "SAIF") of the FDIC. The SAIF's capital was below the level required by law because a significant portion of the assessments paid into the SAIF by thrifts, like Peoples Federal, were used to pay the cost of prior thrift failures. The legislation called for a one-time assessment of $.657 per $100 of SAIF insured deposits held as of March 31, 1995, resulting in a $428,000 charge recorded by PFC at September 30, 1996. As a result of the recapitalization of the SAIF, the current disparity between bank and thrift insurance assessments will be reduced. Thrifts had been paying assessments of $.23 per $100 of deposits, which, for most thrifts, will be reduced to $.064 per $100 in deposits in January 1997, and to $.024 per $100 in deposits no later than January 2000. If Peoples Federal's deposits were to remain constant next year, annual deposit insurance premiums would be reduced by approximately $110,000, increasing net earnings by approximately $70,000.

         The increase in employee compensation and benefits resulted primarily from the hiring of new employees, as well as normal merit increases, a change in the formula used to compute Peoples Federal's contribution to its 401(k) retirement plan and expense related to the PFC Employee Stock Ownership Plan. Occupancy and equipment increased due to costs related to Peoples Federal's new branch office. Offsetting reductions in general, administrative and other expenses were evidenced by declines of $39,000, or 55.7%, in advertising, $28,000, or 27.2%, in data processing, $18,000, or 12.9% in franchise taxes and $84,000, or 26.3%, in other operating. Advertising decreased as outdoor and certain media and printing costs incurred in fiscal 1995 were not repeated in fiscal 1996, while data processing costs were higher in fiscal 1995 due to contract cancellation fees. The decline in other operating expenses generally reflects management's continuing efforts to control operating costs.

FEDERAL INCOME TAXES

         The provision for federal income taxes totaled $21,000 for the year ended September 30, 1996, a decline of $156,000, or 88.1%, from the $177,000 provision recorded in fiscal 1995. The decrease was primarily due to the decrease in net earnings before taxes of $473,000, or 82.8%. PFC's effective tax rates were 21.4% for fiscal 1996 and 31.0% for fiscal 1995.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1994

GENERAL

         Net earnings totaled $394,000 for the fiscal year ended September 30, 1995, an increase of $15,000, or 4.0%, over the net earnings of $379,000 reported for fiscal 1994. The increase resulted primarily from an increase of $187,000 in net interest income, which was partially offset by increases of $7,000 in the provision for loan losses, $159,000 in general, administrative and other expense and $2,000 in the provision for federal income taxes.

NET INTEREST INCOME

         Total interest income for the year ended September 30, 1995, totaled $5.4 million, an increase of $209,000, or 4.1%, over the $5.2 million recorded in fiscal 1994. Interest income from loans declined by $180,000, or 5.5%. The reduction resulted primarily from a $286,000 decrease in the weighted-average outstanding balance, and a decrease in weighted-average yield to 8.39% in 1995, from 8.80% in fiscal 1994. Interest income on mortgage-backed securities, investment securities and interest-bearing deposits increased by $389,000, or 20.8%. The increase resulted primarily from an increase in weighted-average yields on such investments, which was partially offset by a decrease in average outstanding balances of $369,000. Funds available to invest in interest-earning assets decreased as customers deposit balances decreased.

         Interest expense on deposits for the years ended September 30, 1995 and 1994, totaled $3.1 million both years, an increase of $22,000 for fiscal 1995 over 1994. This increase was due to an increase in the weighted-average interest rate paid to 4.81% in fiscal 1995 from 4.64% in fiscal 1994, offset by a decrease of $1.9 million in the weighted-average outstanding balance of deposits.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by approximately $187,000, or 9.2%, to $2.2 million for the year ended September 30, 1995, from $2.0 million for fiscal 1994. The interest rate spread increased to 2.46% in 1995, from 2.28% in 1994, while the net interest margin increased to 3.01% in 1995, from 2.73% in 1994.

PROVISION FOR LOSSES ON LOANS

         The provision for losses on loans amounted to $12,000 for fiscal 1995, compared to $5,000 in fiscal year 1994.

OTHER OPERATING INCOME

         Other operating income totaled $23,000 for fiscal 1995, compared to $27,000 for fiscal 1994. Such income consisted primarily of service fees, safe deposit box rentals, service charges on NOW accounts and mortgage late charges.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

         General, administrative and other expense totaled $1.7 million for fiscal 1995, compared to $1.5 million for fiscal 1994, an increase of $159,000, or 10.6%. Growth in general, administrative and other expense related to increases of $31,000, or 43.1%, in data processing, $29,000, or 70.7%, in advertising, $23,000, or 3.5%, in employee compensation and benefits, $8,000, or 6.1%, in franchise taxes, $4,000, or 2.1%, in occupancy and equipment and $69,000, or 27.6%, in other operating. Data processing costs were higher in fiscal 1995 due to contract cancellation fees, while Peoples Federal engaged an advertising firm to promote the Association, which increased advertising costs for the use of outdoor, radio and television advertising, and printing brochures. Employee compensation and benefits increased due to normal merit increases, increased salaries resulting from extended office hours, provision for an officer's retirement payment recorded in fiscal 1995, and a reduction in the amount of loan costs deferred, which were partially offset by a reduction in health care costs, a decrease in retirement plan costs resulting from a 1994 excess provision, and elimination of the retired officer's salary. Attendance at additional industry seminars by directors and officers and additional legal and professional expenses incurred, offset by deferral of a smaller amount of loan costs due to decreased loan originations, accounted for the significant increases in other operating expenses. Federal deposit insurance premiums decreased by $5,000, or 3.2%.

FEDERAL INCOME TAXES

         The provision for federal income taxes totaled $177,000 for the year ended September 30, 1995, an increase of $2,000 from the $175,000 recorded in fiscal 1994. The increase was primarily due to the increase in net earnings before taxes of $17,000, or 3.1%. PFC's effective tax rates were 31.0% for fiscal 1995 and 31.6% for 1994.

                  AVERAGE BALANCE, YIELD, RATE AND VOLUME DATA


The following table presents certain information relating to PFC and Peoples Federal's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of customer deposits for the periods indicated. Such yields and costs are derived by dividing annual income or expense by the average monthly balance of interest-earning assets or customer deposits, respectively, for the years presented. Average balances are derived from month-end balances, which include nonaccruing loans in the loan portfolio, net of the allowance for loan losses.


                                                                              Year ended September 30,
                                        --------------------------------------------------------------------------------------------
                                                      1996                             1995                      1994
                                        -------------------------------- -----------------------------  ----------------------------
                                         Average                         Average                        Average
                                        outstanding Interest           outstanding Interest           outstanding Interest   Yield/
                                         balance  earned/paid Yield/rate balance  earned/paid Yield/rate balance earned/paid rate
                                         -------  ----------- ---------- -------  ----------- ---------- ------- ----------- ----
                                                                                 (Dollars in thousands)
Interest-earning assets:
   Interest-bearing deposits               $ 7,130    $   319      4.47%  $ 1,989    $   118    5.93%   $ 2,662   $    92    3.46%
   Investment securities                     7,292        435      5.96    11,060        672    6.08     10,721       529    4.93
   Mortgage-backed and related securities   23,671      1,569      6.63    23,680      1,466    6.19     23,715     1,246    5.25
   Loans receivable (1)                     39,844      3,309      8.31    37,007      3,103    8.39     37,293     3,283    8.80
                                           -------    -------      ----   -------    -------    ----    -------   -------    ----
Total interest-earning assets               77,937      5,632      7.23    73,736      5,359    7.27     74,391     5,150    6.92

Non-interest-earning assets
   Cash and amounts due from depository        250                            257                           274
   institutions
   Premises and equipment, net               1,517                          1,493                         1,528
   Other non-earning assets                    565                            357                           528
                                           -------                        -------                       -------

Total assets                               $80,269                        $75,843                       $76,721
                                           =======                        =======                       =======

Interest-bearing liabilities:
   NOW accounts                            $ 1,431    $     18     1.26%      985    $    15    1.52%   $   820   $    13  1.59%
   Money market accounts                     3,402          87     2.56     4,076        109    2.67      4,559       123  2.70
   Passbook savings accounts                13,958         326     2.34    12,877        323    2.51     14,120       364  2.58
   Certificates of deposit                  49,249       2,960     6.01    47,445      2,695    5.68     47,754     2,620  5.49
                                           -------       -----   ------   -------    -------  ------    -------   -------  ----
Total interest-bearing liabilities          68,040       3,391     4.98    65,383      3,142    4.81     67,253     3,120  4.64
                                                         -----   ------              -------  ------              -------  ----
Non-interest-bearing liabilities             1,032                            917                           641
                                           -------                        -------                       -------
Total liabilities                           69,072                         66,300                        67,894

Shareholders' equity (2)                    11,197                          9,543                         8,827
                                           -------                        -------                       -------

Total liabilities and shareholders' equity $80,269                        $75,843                       $76,721
                                           =======                        =======                       =======

Net interest income; interest rate spread               $2,241     2.25%             $ 2,217    2.46%             $ 2,030  2.28%
                                                         =====   ======              =======  =======             =======  ====

Net interest margin (net interest income                           2.88%                         3.01%                     2.73%
   as a percent of average                                       ======                       =======                      ====
   interest-earning assets)


Average interest-earning assets to average
   interest-bearing liabilities                                  114.55%                       112.78%                   110.61%
                                                                 ======                        ======                    ======

(1) Calculated net of deferred loan fees, loan discounts, loans in process and the allowance for loan losses. (2) In fiscal years ended September 30, 1995 and 1994, consisted of retained earnings only.

RATE/VOLUME TABLE


         The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected PFC and Peoples Federal's interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate:

                                                              YEAR ENDED SEPTEMBER 30,
                                                     1996 VS. 1995                1995 VS. 1994
                                                   INCREASE                     INCREASE
                                                  (DECREASE)                   (DECREASE)
                                                    DUE TO                       DUE TO
                                              VOLUME     RATE     TOTAL     VOLUME     RATE     TOTAL
                                                                    (In thousands)
Interest income attributable to:
  Interest-bearing deposits                   $ 230     $ (29)    $ 201     $ (39)    $  65     $  26
  Investment securities                        (224)      (13)     (237)       20       123       143
  Mortgage-backed and related securities         (1)      104       103        (2)      222       220
  Loans receivable                              236       (30)      206       (24)     (156)     (180)
                                              -----     -----     -----     -----     -----     -----
     Total interest income                      241        32       273       (45)      254       209
                                              -----     -----     -----     -----     -----     -----

Interest expense attributable to:
  NOW accounts                                    5        (2)        3         3        (1)        2
  Money market accounts                         (17)       (5)      (22)      (13)       (1)      (14)
  Passbook savings accounts                      25       (22)        3       (31)      (10)      (41)
  Certificates of deposit                       109       156       265       (18)       93        75
                                              -----     -----     -----     -----     -----     -----
     Total interest expense                     122       127       249       (59)       81        22
                                              -----     -----     -----     -----     -----     -----

Increase (decrease) in net interest income    $ 119     $ (95)    $  24     $  14     $ 173     $ 187
                                              =====     =====     =====     =====     =====     =====

ASSET AND LIABILITY MANAGEMENT

         Peoples Federal, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. As part of its effort to monitor and manage interest rate risk, Peoples Federal uses the Net Portfolio Value ("NPV") methodology adopted by the OTS as part of its capital regulations. Although Peoples Federal is not currently subject to the NPV regulation because such regulation does not apply to institutions with less than $300 million in assets and risk-based capital in excess of 12%, the application of the NPV methodology can illustrate Peoples Federal's degree of interest rate risk.

         Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV which would result from a theoretical 200 basis point (1 basis point equals
 .01%) change in market interest rates. Both a 200 basis point increase in market interest rates and a 200 basis point decrease in market interest rates are considered. If the NPV would decrease more than 2% of the present value of the institution's assets with either an increase or a decrease in market rates, the institution must deduct 50% of the amount of the decrease in excess of such 2% in the calculation of the institution's risk-based capital. See "Liquidity and Capital Resources."

         At September 30, 1996, 2% of the present value of Peoples Federal's assets was approximately $1.7 million. Because the interest rate risk of a 200 basis point increase in market interest rates (which was greater than the interest rate risk of a 200 basis point decrease) was $2.7 million at September 30, 1996, Peoples Federal would have been required to deduct approximately $489,000 (50% of the approximate $978,000 difference) from its capital in determining whether Peoples Federal met is risk-based capital requirement. Regardless of such reduction, however, Peoples Federal's risk-based capital at September 30, 1996, would still have exceeded the regulatory requirement by $12.4 million.

         Presented below, as of September 30, 1996, is an analysis of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. The table also contains the policy limits set by the Board of Directors of Peoples Federal as the maximum change in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits have been established with consideration of the dollar impact of various rate changes and Peoples Federal's strong capital position.

         As illustrated in the table, Peoples Federal's NPV is more sensitive to rising rates than declining rates. Such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. At September 30, 1996, fixed-rate loans constituted 90.3% of Peoples Federal's loan portfolio. In addition, because Peoples Federal has not originated loans in accordance with traditional secondary market guidelines, the sale of fixed rate loans may be difficult. As a result, in a rising interest rate environment, the amount of interest Peoples Federal would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest Peoples Federal would pay on its deposits would increase rapidly because Peoples Federal's deposits generally have shorter periods of repricing. Assumptions in calculating the amounts in this table are OTS assumptions.

                                                                                       SEPTEMBER 30, 1996
CHANGE IN INTEREST RATE                 BOARD LIMIT                             $ CHANGE              % CHANGE
         (BASIS POINTS)                 % CHANGE                                  IN NPV                IN NPV

            +300                              (70)%                              $(4,290)                (23)%
            +200                              (45)                                (2,660)                (14)
            +100                              (25)                                (1,164)                 (6)
              -                                -                                      -                   -
            -100                              (25)                                   820                   4
            -200                              (45)                                 1,119                   6
            -300                              (70)                                 1,472                   8

         As with any method of measuring interest rate risk, certain shortcomings are inherent in the NPV approach. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawal levels from certificates of deposit would likely deviate significantly from those assumed in making the risk calculations.

         If interest rates rise, Peoples Federal's net interest income will be negatively affected. Moreover, rising interest rates may negatively affect Peoples Federal's earnings due to diminished loan demand.

LIQUIDITY AND CAPITAL RESOURCES

         Peoples Federal's principal sources of funds are deposits, loan and mortgage-backed securities repayments, maturities of securities and other funds provided by operations. Although it has never done so, Peoples Federal also has the ability to borrow from the FHLB of Cincinnati. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan and mortgage-backed securities prepayments are more influenced by interest rates, general economic conditions and competition. Peoples Federal maintains investments in liquid assets based upon management's assessment of (1) the need for funds, (2) expected deposit flows, (3) the yield available on short-term liquid assets and (4) the objectives of the asset/liability management program.

         OTS regulations presently require Peoples Federal to maintain an average daily balance of cash, investments in United States Treasury and agency securities and other investments having maturities of five years or less in an amount equal to 5% of the sum of Peoples Federal's average daily balance of net withdrawable deposit accounts. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which Peoples Federal may rely if necessary to fund deposit withdrawals or other short-term funding needs. At September 30, 1996, Peoples Federal's regulatory liquidity ratio was 19.0%. At such date, Peoples Federal had commitments to originate loans totaling $1.9 million and, in addition, had undisbursed loans in process of $6.3 million. At September 30, 1996, Peoples Federal had no commitments to purchase or sell loans. Peoples Federal considers its liquidity and capital sufficient to meet its outstanding short- and long-term needs. At September 30, 1996, Peoples Federal had no material commitments for capital expenditures.

         Peoples Federal's liquidity, primarily represented by cash and cash equivalents, is a result of the funds used in or provided by Peoples Federal's operating, investing and financing activities. These activities are summarized below for the years ended September 30, 1996, 1995 and 1994:

                                                                            YEAR ENDED SEPTEMBER 30,
                                                                      1996              1995             1994
                                                                                     (In thousands)

Net earnings                                                     $       77           $   394          $   379

Adjustments to reconcile net earnings to
  net cash from operating activities                                    466               155              131
                                                                   --------            ------           ------

Net cash from operating activities                                      543               549              510

Net cash from investing activities                                   (1,272)           (1,261)             474

Net cash from financing activities                                   11,398               764           (2,493)
                                                                     ------            ------            -----

Net change in cash and cash equivalents                              10,669                52           (1,509)

Cash and cash equivalents at
  beginning of year                                                   1,864             1,812            3,321
                                                                    -------             -----            -----

Cash and cash equivalents at end
  of year                                                           $12,533            $1,864           $1,812
                                                                     ======             =====            =====

         Peoples Federal is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement.

         The tangible capital requirement requires savings associations to maintain "tangible capital" of not less than 1.5% of the association's adjusted total assets. Tangible capital is defined in OTS regulations as core capital minus intangible assets.

         "Core capital" is comprised of common shareholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual association. OTS regulations require savings associations to maintain core capital of at least 3% of the association's total assets. The OTS has proposed to increase such requirement to 4% or 5%, except for those associations with the highest examination rating and acceptable levels of risk.

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of "risk-weighted assets." Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Peoples Federal includes a general loan loss allowance of $193,000 at September 30, 1996.

         Peoples Federal exceeded all of its regulatory capital requirements at September 30, 1996. The following table summarizes Peoples Federal's regulatory capital requirements and regulatory capital at September 30, 1996:

                                                                                       EXCESS OF
                                                                                   REGULATORY CAPITAL
                                                                                      OVER CURRENT           APPLICABLE
                                REGULATORY CAPITAL        CURRENT REQUIREMENT          REQUIREMENT                ASSET
                                AMOUNT      PERCENT       AMOUNT      PERCENT       AMOUNT       PERCENT          TOTAL

Tangible capital               $15,317        18.9%       $1,219         1.5%      $14,098        17.4%         $81,245
Core capital                    15,317        18.9%        2,437         3.0%       12,880        15.9%          81,245
Risk-based capital              15,510        47.6%        2,609         8.0%       12,901        39.6%          32,608

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Values of Financial Instruments" requires PFC to disclose the fair value of its financial instruments, which include the majority of Peoples Federal's balance sheet accounts, in addition to selected off balance sheet items. SFAS No. 107 became effective for PFC during fiscal 1996 because PFC has less than $150 million in total assets. Earlier adoption was required for entities with assets in excess of $150 million. SFAS No. 107 requires only disclosure of fair values in the financial statements and, therefore, had no effect on PFC's consolidated financial condition or results of operations.

         In May 1993, the Financial Accounting Standards Board (the "FASB") issued SFAS No, 114, "Accounting by Creditors for Impairment of a Loan," which further clarifies the accounting treatment, classification and valuation of impaired loans. SFAS No. 114, which was amended by SFAS No. 118 as to certain income recognition and financial statement disclosure provisions, and which was effective for PFC's fiscal year beginning October 1, 1995, requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the observable market price or fair value of the collateral. PFC's current procedures for evaluating impaired loans result in carrying loans at the lower of cost or fair value. Management adopted SFAS No. 114 as of October 1, 1995, without effect on PFC's financial position or results of operations.

         In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which revises the accounting treatment, classification and carrying value of investment securities. This accounting standard results in adjusting certain investment securities to market value. Under SFAS No. 115, investment securities are classified for balance sheet purposes based on whether such securities are either held in trading accounts, available for sale or strictly to be held to maturity. Under SFAS No. 115, trading account securities are marked to market and the corresponding unrealized gains and losses are reflected in earnings. Investment securities "available for sale" are adjusted to market value with the corresponding unrealized gain or loss shown as an adjustment to shareholders' equity net of deferred income taxes. Investment securities earmarked to be held to maturity are carried at amortized cost. Peoples Federal adopted SFAS No. 115 for the fiscal year beginning October 1, 1994, by designating all debt and mortgage-backed securities as held to maturity. The effect of the adoption was to initially increase retained earnings by approximately $382,000 on October 1, 1994, representing the unrealized market value appreciation of Peoples Federal's FHLMC stock, net of applicable deferred federal income taxes.

         In November 1995, the FASB issued a Special Report on Implementation of SFAS No. 115 (the Special Report), which provided for the reclassification of securities between the held-to- maturity, available for sale and trading portfolios during a forty-five day period, without calling into question management's prior intent with respect to such securities. Management elected to restructure the Association's securities portfolio pursuant to the Special Report, and transferred investment and mortgage-backed securities totaling $14.9 million from the held-to-maturity portfolio to an available for sale classification. At September 30, 1996, the Corporation's shareholders' equity reflected a net unrealized gain of $645,000 on securities designated as available for sale.

         In October 1994, the FASB issued SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS No. 119 requires financial statement disclosure of certain derivative financial instruments, defined as futures, forwards, swaps, option contracts, or other financial instruments with similar characteristics. In the opinion of management, the disclosure requirements of SFAS No. 119 will have no material effect on PFC's consolidated financial condition or results of operations, as PFC does not invest in derivative financial instruments, as defined. As a result, the applicability of SFAS No. 119 relates solely to disclosure requirements pertaining to fixed-rate and adjustable-rate loan commitments.

         In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires an impairment loss to be recognized when the carrying amount of the asset exceeds the fair value of the asset. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties (i.e., other than in a forced liquidation sale). An entity that recognizes an impairment loss shall disclose additional information in the financial statements related to the impaired asset. All long-lived assets and certain identifiable intangibles to be disposed of and for which management has committed to a plan to dispose of the assets, whether by sale or abandonment, shall be reported at the lower of the carrying amount or fair value less cost to sell. Subsequent revisions in estimates of fair value less cost to sell shall be reported as adjustments to the carrying amount of assets to be disposed of, provided that the carrying amount of the asset does not exceed the carrying amount of the asset before an adjustment was made to reflect the decision to dispose of the asset. SFAS No. 121 requires additional disclosure in the notes to financial statements regarding assets to be disposed of and is effective for fiscal years beginning after December 15, 1995. Management adopted SFAS No. 121 on October 1, 1996, without material effect on PFC's consolidated financial condition or results of operations.

         In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that Peoples Federal recognize as separate assets rights to service mortgage loans for others, regardless of how those servicing rights were acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained would allocate some of the cost of the loans to the mortgage servicing rights. SFAS No. 122 also requires that an enterprise allocate the cost of purchasing or originating the mortgage loans between the mortgage servicing rights and the loans when mortgage loans are securitized, if it is practicable to estimate the fair value of mortgage servicing rights. Additionally, SFAS No. 122 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment would be measured based on fair value. SFAS No. 122 is effective for PFC's fiscal year beginning October 1, 1996, to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights and capitalized excess servicing receivables whenever acquired. Retroactive adoption is prohibited. Management adopted SFAS No. 122 effective October 1, 1996, without effect on PFC's consolidated financial position or results of operations.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the financial statement date. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995, although companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that PFC will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore the disclosure provisions of SFAS No. 123 will have no effect on its consolidated financial position or results of operations.

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, referred to as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

         An entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held-to-maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value.

         SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor.

         SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on PFC's consolidated financial position or results of operations.

CHARTER UNIFICATION LEGISLATION

         The deposit accounts of Peoples Federal and other savings associations are insured up to applicable limits by the FDIC in the SAIF. Legislation to recapitalize the SAIF was enacted on September 30, 1996. Such legislation provided that the SAIF will be merged into the Bank Insurance Fund if there are no more savings associations. Such legislation also requires the Department of Treasury to submit a report to Congress on the development of a common charter for all financial institutions. In addition, in September 1996, a bill was introduced to address this charter unification by eliminating the federal thrift charter and the separate federal regulation of savings and loan associations.

         Pursuant to such legislation, Congress may eliminate the OTS, and Peoples Federal may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Peoples Federal may engage and would probably subject Peoples Federal to more regulation by the FDIC. In addition, Peoples Federal might become subject to a different form of holding company regulation, which may limit the activities in which PFC may engage, and subject PFC to other additional regulatory requirements, including separate capital requirements. At this time, PFC cannot predict when or whether Congress may actually pass legislation regarding PFC's and Peoples Federal's regulatory requirements or charter. Although such legislation may change the activities in which either PFC and Peoples Federal may engage, it is not anticipated that the current activities of both PFC and Peoples Federal will be materially affected by those activity limits.

IMPACT OF INFLATION AND CHANGING PRICES

         The consolidated financial statements and notes thereto included herein have been prepared in accordance with generally accepted accounting principles, which require PFC to measure financial position and results of operations in terms of historical dollars with the exception of investment and mortgage-backed securities available-for-sale, which are carried at fair value. Changes in the relative value of money due to inflation or recession are generally not considered.

         In management's opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the rate of inflation. While interest rates are greatly influenced by changes in the rate of inflation, they do not change at the same rate or in the same magnitude as the rate of inflation. Rather, interest rate volatility is based on changes in the expected rate of inflation, as well changes in monetary and fiscal policies.

ITEM 7.       FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Peoples Financial Corporation

         We have audited the accompanying consolidated statement of financial condition of Peoples Financial Corporation as of September 30, 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements as of September 30, 1995, and for the years ended September 30, 1995 and 1994, were audited by other auditors, whose report thereon dated October 30, 1995, expressed an unqualified opinion on those statements and included an explanatory paragraph relative to a change in the method of accounting for certain debt and equity securities.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Financial Corporation as of September 30, 1996, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.





Grant Thornton, LLP
Cincinnati, Ohio
December 5, 1996

                          PEOPLES FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                  September 30,
                        (In thousands, except share data)


         ASSETS                                                            1996              1995

Cash and due from banks                                                  $    276         $    218
Interest-bearing deposits in other financial institutions                  12,257            1,646
                                                                         --------         --------
         Cash and cash equivalents                                         12,533            1,864

Investment securities designated as available
  for sale - at market                                                      5,087              809
Investment securities - at cost, approximate market value
  of $1,712 and $7,941 as of September 30, 1996 and 1995                    1,688            7,912
Mortgage-backed securities designated as available for
  sale - at market                                                         14,113             --
Mortgage-backed securities - at amortized cost,
  approximate market value of $9,011 and $25,820
  as of September 30, 1996 and 1995                                         8,875           26,008
Loans receivable - net                                                     44,206           38,021
Office premises and equipment - at depreciated cost                         1,515            1,541
Stock in Federal Home Loan Bank - at cost                                     748              685
Accrued interest receivable                                                   397              375
Prepaid expenses and other assets                                              95               92
                                                                         --------         --------

         Total assets                                                    $ 89,257         $ 77,307
                                                                         ========         ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits $64,355                                                         $ 66,564
Other liabilities                                                             667              318
Accrued federal income taxes                                                   32               33
Deferred federal income taxes                                                 497              510
                                                                         --------         --------
         Total liabilities                                                 65,551           67,425

Commitments                                                                  --               --

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                  --               --
  Common stock - authorized 6,000,000 shares without par or
    stated value; 1,491,012 shares issued and outstanding in 1996            --               --
  Additional paid-in capital                                               14,203             --
  Retained earnings - restricted                                            9,455            9,378
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                      645              504
  Shares acquired by Employee Stock Ownership Plan (ESOP)                    (597)            --
                                                                         --------         --------
         Total shareholders' equity                                        23,706            9,882
                                                                         --------         --------

         Total liabilities and shareholders' equity                      $ 89,257         $ 77,307
                                                                         ========         ========



The accompanying notes are an integral part of these statements.

                          PEOPLES FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                            Year ended September 30,
                                 (In thousands)


                                                   1996            1995          1994
Interest income
  Loans                                          $ 3,309         $ 3,103        $ 3,283
  Mortgage-backed securities                       1,569           1,466          1,246
  Investment securities                              435             672            529
  Interest-bearing deposits and other                319             118             92
                                                 -------         -------        -------

         Total interest income                     5,632           5,359          5,150

Interest expense
  Deposits                                         3,391           3,142          3,120
                                                 -------         -------        -------


         Net interest income                       2,241           2,217          2,030

Provision for losses on loans                        105              12              5
                                                 -------         -------        -------

         Net interest income after
           provision for losses on loans           2,136           2,205          2,025

Other operating income                                24              23             27

General, administrative and other expense
  Employee compensation and benefits                 790             682            659
  Occupancy and equipment                            228             193            189
  Franchise taxes                                    122             140            132
  Federal deposit insurance premiums                 581             150            155
  Data processing                                     75             103             72
  Advertising                                         31              70             41
  Other operating                                    235             319            250
                                                 -------         -------        -------
         Total general, administrative
           and other expense                       2,062           1,657          1,498
                                                 -------         -------        -------

         Earnings before income taxes                 98             571            554

Federal income taxes
  Current                                            108             150            105
  Deferred                                           (87)             27             70
                                                 -------         -------        -------
         Total federal income taxes                   21             177            175
                                                 -------         -------        -------

         NET EARNINGS                            $    77         $   394        $   379
                                                 =======         =======        =======





The accompanying notes are an integral part of these statements.

                          PEOPLES FINANCIAL CORPORATION


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              For the years ended September 30, 1996, 1995 and 1994
                                 (In thousands)

                                                                                 SHARES
                                                                               ACQUIRED BY    UNREALIZED
                                                                                EMPLOYEE      GAINS ON
                                                                                  STOCK      SECURITIES
                                                                   ADDITIONAL   OWNERSHIP    DESIGNATED
                                                           COMMON   PAID-IN       PLAN      AS AVAILABLE   RETAINED
                                                           STOCK    CAPITAL      (ESOP)       FOR SALE     EARNINGS       TOTAL

Balance at October 1, 1993                                  $-      $  --        $  --         $-           $ 8,605      $ 8,605

Net earnings for the year ended September 30, 1994           -         --           --            --            379          379
                                                            --      -------      -------       -------      -------      -------

Balance at June 30, 1994                                     -         --           --            --          8,984        8,984

Designation of securities as available for sale upon
  adoption of SFAS No. 115, net of related tax effects       -         --           --             382         --            382
Net earnings for the year ended September 30, 1995           -         --           --            --            394          394
Unrealized gains on securities designated as available
  for sale, net of related tax effects                       -         --           --             122         --            122
                                                            --      -------      -------       -------      -------      -------

Balance at September 30, 1995                                -         --           --             504        9,378        9,882

Reorganization to common stock form and issuance
  of shares in connection therewith - net                    -       14,203         (597)         --           --         13,606
Net earnings for the year ended September 30, 1996           -         --           --            --             77           77
Unrealized gains on securities designated as available
  for sale, net of related tax effects                       -         --           --             141         --            141
                                                            --      -------      -------       -------      -------      -------

Balance at September 30, 1996                               $-      $14,203      $  (597)      $   645      $ 9,455      $23,706
                                                            ==      =======      =======       =======      =======      =======





The accompanying notes are an integral part of these statements.

                          PEOPLES FINANCIAL CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended September 30,
                                 (In thousands)


                                                                     1996           1995           1994
Cash flows from operating activities:
  Net earnings for the year                                       $     77       $    394       $    379
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on
      investments and mortgage-backed securities - net                  64             62            220
    Amortization of deferred loan origination (fees) costs              29             18             (5)
    Depreciation and amortization                                       95             82             79
    Provision for losses on loans                                      105             12              5
    Federal Home Loan Bank stock dividends                             (62)           (32)           (33)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                      (22)           (44)           (62)
      Prepaid expenses and other assets                                 (3)           (11)            (1)
      Other liabilities                                                345             33            (41)
      Accrued interest payable                                           3             (8)            (4)
      Federal income taxes
        Current                                                         (1)            16            (97)
        Deferred                                                       (87)            27             70
                                                                  --------       --------       --------
         Net cash provided by operating activities                     543            549            510

Cash flows provided by (used in) investing activities:
  Purchase of mortgage-backed securities                              --           (8,160)        (3,828)
  Purchase of mortgage-backed securities designated
    as available for sale                                           (2,243)          --             --
  Principal repayments on mortgage-backed securities                 5,090          4,956          7,503
  Purchase of investment securities designated as available
    for sale                                                        (3,502)          --             --
  Purchase of investment securities designated as
    held to maturity                                                (1,000)        (4,246)       (16,193)
  Proceeds from maturity of investment securities                    6,770          7,281         10,297
  Loan principal repayments                                          8,805          6,791         12,489
  Loan disbursements                                               (15,125)        (7,772)        (9,717)
  Purchase of office premises and equipment                            (67)          (111)           (77)
                                                                  --------       --------       --------
         Net cash provided by (used in) investing activities        (1,272)        (1,261)           474


Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                       (2,208)           764         (2,493)
  Net proceeds from the issuance of common stock                    13,606           --             --
                                                                  --------       --------       --------
         Net cash provided by (used in) financing activities        11,398            764         (2,493)
                                                                  --------       --------       --------

Net increase (decrease) in cash and cash equivalents                10,669             52         (1,509)

Cash and cash equivalents at beginning of year                       1,864          1,812          3,321
                                                                  --------       --------       --------

Cash and cash equivalents at end of year                          $ 12,533       $  1,864       $  1,812
                                                                  ========       ========       ========

                          PEOPLES FINANCIAL CORPORATION

                            Year ended September 30,
                                 (In thousands)


                                                                                          1996           1995           1994

Supplemental disclosure of cash flow information: Cash paid during the year for:
    Federal income taxes                                                                $   108        $   135        $   202
                                                                                        =======        =======        =======

    Interest on deposits                                                                $ 3,387        $ 3,150        $ 3,125
                                                                                        =======        =======        =======


Supplemental disclosure of noncash investing activities:
  Securities transferred to an available for sale classification
    in accordance with SFAS No. 115                                                     $14,855        $   809        $  --
                                                                                        =======        =======        =======

  Unrealized gains on securities designated as
    available for sale, net of related tax effects                                      $   141        $   504        $  --
                                                                                        =======        =======        =======







The accompanying notes are an integral part of these statements.

                          PEOPLES FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1996, 1995 and 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    On October 16, 1995, the Board of Directors of Peoples Federal Savings and Loan Association of Massillon (the Association) adopted a Plan of Conversion (the Plan) whereby the Association would convert to the stock form of ownership, followed by the issuance of all of the Association's outstanding stock to a newly formed holding company, Peoples Financial Corporation (the Corporation). Pursuant to the Plan, the Corporation offered common shares for sale to certain depositors of the Association and members of the community. The conversion was completed on September 12, 1996, and resulted in the issuance of 1,491,012 common shares of the Corporation which, after consideration of offering expenses totaling approximately $707,000, and share purchases by the Employee Stock Ownership Plan (ESOP) totaling $597,000, resulted in net equity proceeds of $13.6 million. Condensed financial statements of the Corporation are presented in Note J. Future references are made either to the Corporation or the Association as applicable.

    The Corporation is a savings and loan holding company whose activities are primarily limited to holding the stock of the Association. The Association conducts a general banking business in northeast Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Association's profitability is significantly dependent on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Association can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management's control.

    The consolidated financial information presented herein has been prepared in accordance with generally accepted accounting principles (GAAP) and general accounting practices within the financial services industry. In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

    A summary of significant accounting policies which, with the exception of the policy described in Note A-2, have been consistently applied in the preparation of the accompanying consolidated financial statements follows:

    1.  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Corporation and the Association, and, at September 30, 1995, its wholly-owned subsidiary, Massillon Community Service Corporation (Massillon) . At September 30, 1995, Massillon's principal asset was an investment in the stock of the Association's former data processor. At September 30, 1996, Massillon had no assets and was inactive. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

    2.  INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

    Prior to October 1, 1994, investment securities and mortgage-backed securities were carried at cost, adjusted for amortization of premiums and accretion of discounts. The investment and mortgage-backed securities were carried at cost as it was management's intent, and the Corporation had the ability, to hold the securities until maturity. Investment securities and mortgage-backed securities held for indefinite periods of time, or which management utilized as part of its asset/liability management strategy, or that would be sold in response to changes in interest rates, prepayment risk, or the perceived need to increase regulatory capital were classified as held for sale at the point of purchase and carried at the lower of cost or market.

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 1996, 1995 and 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that investments be categorized as held-to-maturity, trading, or available for sale. Securities classified as held-to-maturity are carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Trading securities and securities designated as available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or shareholders' equity, respectively. The Association adopted SFAS No. 115 on October 1, 1994, by designating all debt and mortgage-backed securities as held to maturity. The initial effect of adopting SFAS No. 115 was a $382,000 increase in equity, representing the unrealized market value appreciation on Federal Home Loan Mortgage Corporation (FHLMC) stock, net of applicable deferred federal income taxes.

    In November 1995, the FASB issued a Special Report on Implementation of SFAS No. 115 (the Special Report), which provided for the reclassification of securities between the held-to- maturity, available for sale and trading portfolios during a forty-five day period, without calling into question management's prior intent with respect to such securities. Management elected to restructure the Association's securities portfolio pursuant to the Special Report, and transferred investment and mortgage-backed securities totaling $14.9 million from the held-to-maturity portfolio to an available for sale classification. At September 30, 1996, the Corporation's shareholders' equity reflected a net unrealized gain of $645,000 on securities designated as available for sale.

    Realized gains and losses on sales of securities are recognized using the specific identification method.

    3.  LOANS RECEIVABLE

    Loans are stated at the principal balance outstanding, adjusted for deferred loan origination fees and costs and the allowance for loan losses. Interest is accrued as earned unless the collectibility of the loan is in doubt. Interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status. If the ultimate collectibility of the loan is in doubt, in whole or in part, all payments received on nonaccrual loans are applied to reduce principal until such doubt is eliminated.

    4.  LOAN ORIGINATION FEES

    The Association accounts for loan origination fees and costs in accordance with SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". Pursuant to the provisions of SFAS No. 91, origination fees received from loans, net of certain direct origination costs, are deferred and amortized to interest income using the level-yield method, giving effect to actual loan prepayments. Additionally, SFAS No. 91 generally limits the definition of loan origination costs to the direct costs attributable to originating a loan, i.e., principally actual personnel costs. Fees received for loan commitments that are expected to be drawn upon, based on the Association's experience with similar commitments, are deferred and amortized over the life of the loan using the level-yield method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis.

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 1996, 1995 and 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    5.  ALLOWANCE FOR LOAN LOSSES

    It is the Association's policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. When the collection of a loan becomes doubtful, or otherwise troubled, the Association records a charge-off equal to the difference between the fair value of the property securing the loan and the loan's carrying value. Major loans and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

    In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This Statement, which was amended by SFAS No. 118 as to certain income recognition and financial statement disclosure provisions, requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loans observable market price or fair value of the collateral if the loan is collateral dependent. The Association adopted SFAS No. 114 effective October 1, 1995, without material effect on consolidated financial condition or results of operations.

    A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Association considers its investment in one- to four-family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Association's investment in impaired nonresidential and multi-family residential real estate loans, such loans are generally collateral dependent and, as a result, are carried as a practical expedient at the lower of cost or fair value.

    Collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

    At September 30, 1996, the Association had no loans that would be defined as impaired under SFAS No. 114.

    6.  REAL ESTATE ACQUIRED THROUGH FORECLOSURE

    Real estate acquired through foreclosure is carried at the lower of the loan's unpaid principal balance (cost) or fair value less estimated selling expenses at the date of acquisition. Real estate loss provisions are recorded if the properties' fair value subsequently declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement of property are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred.

    7.  OFFICE PREMISES AND EQUIPMENT

    Office premises and equipment are carried at cost and include expenditures which extend the useful lives of existing assets. Maintenance, repairs and minor renewals are expensed as incurred. For financial reporting, depreciation and amortization are provided on the straight-line method over the useful lives of the assets, estimated to be fifty years for the building, ten to thirty years for building improvements and five to ten years for furniture and equipment. An accelerated method is used for tax reporting purposes.

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 1996, 1995 and 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    8.  INCOME TAXES

    The Corporation accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 established financial accounting and reporting standards for the effects of income taxes that result from the Corporation's activities within the current and previous years. In accordance with SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in net taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years' earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management's estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

    Deferral of income taxes results primarily from the different methods of accounting for deferred loan origination fees and costs, Federal Home Loan Bank stock dividends, general loan loss allowances, percentage of earnings bad debt deductions and the Savings Association Insurance Fund (SAIF) special assessment discussed in Note I. Additional temporary differences result from depreciation computed using accelerated methods for tax purposes.

    9.  RETIREMENT PLANS

    In conjunction with its reorganization to stock form, the Corporation implemented an Employee Stock Ownership Plan (ESOP). The ESOP provides retirement benefits for substantially all employees who have completed one year of service and have attained the age of 21. The Corporation accounts for the ESOP in accordance with Statement of Position (SOP) 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SOP 93-6 requires the measure of compensation expense recorded by employers to equal the fair value of ESOP shares allocated to participants during a fiscal year. Expense recognized related to the ESOP totaled approximately $37,000 for the fiscal year ended September 30, 1996.

    The Association had previously funded its retirement benefits through contributions to a discretionary 401(k) plan. Expense under the plan totaled $37,000 and $54,000 for fiscal 1995 and 1994. Due to contributions planned to be made to the ESOP in future years, contributions to this plan will be frozen beginning October 1, 1996.

    10.  EARNINGS PER SHARE

    The provisions of Accounting Principles Board Opinion No. 15, "Earnings Per Share", is not applicable for fiscal 1996, 1995 and 1994, as the Corporation completed its conversion to stock form in September 1996.

    11.  CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits in other financial institutions with original terms to maturity of less than ninety days.

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 1996, 1995 and 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value of financial instruments, both assets and liabilities, whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value. For financial instruments where quoted market prices are not available, fair values are based on estimates using present value and other valuation methods.

    The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows. Therefore, the fair values presented may not represent amounts that could be realized in an exchange for certain financial instruments.

    The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at September 30, 1996:

                  CASH AND CASH EQUIVALENTS: The carrying amounts presented in the consolidated statement of financial condition for cash and cash equivalents are deemed to approximate fair value.

                  INVESTMENT AND MORTGAGE-BACKED SECURITIES: For investment and mortgage-backed securities, fair value is deemed to equal the quoted market price.

                  LOANS RECEIVABLE: The loan portfolio has been segregated into categories with similar characteristics, such as one- to four-family residential, multi-family residential and nonresidential real estate. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality. For loans on deposit accounts and consumer and other loans, fair values were deemed to equal the historic carrying values. The historical carrying amount of accrued interest on loans is deemed to approximate fair value.

                  FEDERAL HOME LOAN BANK STOCK: The carrying amount presented in the consolidated statement of financial condition is deemed to approximate fair value.

                  DEPOSITS: The fair value of NOW accounts, passbook accounts, and money market demand deposits is deemed to approximate the amount payable on demand. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

                  COMMITMENTS TO EXTEND CREDIT: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The difference between the fair value and notional amount of outstanding loan commitments at September 30, 1996 was not material.

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 1996, 1995 and 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    12.  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

    Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation's financial instruments at September 30, 1996, are as follows:

                                     CARRYING            FAIR
                                        VALUE           VALUE
                                            (In thousands)
Financial assets
  Cash and cash equivalents           $12,533        $12,533
  Investment securities                 6,775          6,799
  Mortgage-backed securities           22,988         23,124
  Loans receivable                     44,206         44,319
  Federal Home Loan Bank stock            748            748
                                      -------        -------

                                      $87,250        $87,523
                                      =======        =======

Financial liabilities
  Deposits                            $64,355        $64,526
                                      =======        =======

    13.  RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the 1996 consolidated financial statement presentation.

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 1996, 1995 and 1994


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES

    The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of investment securities at September 30, 1996 and 1995, are as follows:

                                                                              1996
                                                                 GROSS        GROSS    ESTIMATED
                                                AMORTIZED   UNREALIZED   UNREALIZED         FAIR
                                                     COST       GAINS        LOSSES        VALUE
                                                                  (In thousands)
HELD TO MATURITY:
  Municipal obligations                           $  988       $   29       $    6       $1,011
  U.S. Government agency obligations                 200            1         --            201
  Federal Home Loan Bank certificates
    of deposit                                       500         --           --            500
                                                  ------       ------       ------       ------
     Total investments held to maturity            1,688           30            6        1,712

AVAILABLE FOR SALE:
  U.S. Government obligations                      3,502         --           --          3,502
  FHLMC stock                                         46        1,096         --          1,142
  Automobile loan pass-through certificates          456            2           15          443
                                                  ------       ------       ------       ------
     Total investments available for sale          4,004        1,098           15        5,087
                                                  ------       ------       ------       ------

     Total investment securities                  $5,692       $1,128       $   21       $6,799
                                                  ======       ======       ======       ======


                                                                       1995
                                                                 GROSS         GROSS  ESTIMATED
                                                AMORTIZED   UNREALIZED    UNREALIZED       FAIR
                                                     COST        GAINS        LOSSES      VALUE
                                                                  (In thousands)
HELD TO MATURITY:
  Municipal obligations                           $1,105       $   22       $--          $1,127
  U.S. Government agency obligations                 199            4        --             203
  Federal Home Loan Bank certificates
    of deposit                                     5,500         --          --           5,500
  Automobile loan pass-through certificates        1,108            5            2        1,111
                                                  ------       ------       ------       ------
     Total investments held to maturity            7,912           31            2        7,941

AVAILABLE FOR SALE:
  FHLMC stock                                         46          763        --            809
                                                  ------       ------       ------       ------

     Total investment securities                  $7,958       $  794       $    2       $8,750
                                                  ======       ======       ======       ======

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 1996, 1995 and 1994


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (continued)

    The amortized cost and estimated fair value of investment securities, including those designated as available for sale, at September 30, 1996, by term to maturity are shown below.

                                                            ESTIMATED
                                            AMORTIZED            FAIR
                                                 COST           VALUE
                                                   (In thousands)

Due in one year or less                        $4,316          $4,310
Due after one year through five years             476             469
Due in five to ten years                          201             204
Due after ten years                               653             674
                                               ------          ------
                                                5,646           5,657
FHLMC stock                                        46           1,142
                                               ------          ------

                                               $5,692          $6,799
                                               ======          ======

    The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of mortgage-backed securities at September 30, 1996 and 1995, are shown below:

                                                                     1996
                                                               GROSS        GROSS    ESTIMATED
                                              AMORTIZED   UNREALIZED   UNREALIZED         FAIR
                                                   COST        GAINS       LOSSES        VALUE
                                                               (In thousands)
HELD TO MATURITY:
      Government National Mortgage
    Association participation certificates      $ 3,779      $    59      $--          $ 3,838
  Federal Home Loan Mortgage
    Corporation participation certificates        3,320           39           25        3,334
  Federal National Mortgage Association
    participation certificates                    1,776           63       --            1,839
                                                -------      -------      -------      -------
     Total mortgage-backed securities
       held to maturity                           8,875          161           25        9,011

AVAILABLE FOR SALE:
  Government National Mortgage
    Association participation certificates        5,051            7           14        5,044
  Federal Home Loan Mortgage
    Corporation participation certificates        4,630            8           32        4,606
  Federal National Mortgage
    Association participation certificates          869       --                8          861
  Collateralized mortgage obligations -
    FNMA and FHLMC REMICs                         2,384           10           53        2,341
  Guardian Savings and Loan participation
    certificates                                    995       --               23          972
  Discovery Resort Limited, partnership
    notes                                           289       --           --              289
                                                -------      -------      -------      -------
     Total mortgage-backed securities
       available for sale                        14,218           25          130       14,113
                                                -------      -------      -------      -------

     Total mortgage-backed securities           $23,093      $   186      $   155      $23,124
                                                =======      =======      =======      =======

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 1996, 1995 and 1994


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (continued)

                                                                            1995
                                                                  GROSS         GROSS     ESTIMATED
                                                AMORTIZED    UNREALIZED    UNREALIZED          FAIR
                                                     COST         GAINS        LOSSES         VALUE
                                                                     (In thousands)
HELD TO MATURITY:
  Government National Mortgage
  Association participation certificates          $ 9,380       $  --         $    36       $ 9,344
Federal Home Loan Mortgage
  Corporation participation certificates            8,969            10            99         8,880
Federal National Mortgage Association
  participation certificates                        3,377            41          --           3,418
Collateralized mortgage obligations -
  FNMA and FHLMC REMICs                             2,841          --              76         2,765
Guardian Savings and Loan participation
  certificates                                      1,036          --              28         1,008
Discovery Resort Limited, partnership notes           405          --            --             405
                                                  -------       -------       -------       -------

   Total mortgage-backed securities               $26,008       $    51       $   239       $25,820
                                                  =======       =======       =======       =======

    The amortized cost and estimated fair values of mortgage-backed securities, including those designated as available for sale at September 30, 1996, by contractual term to maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

                                                                      ESTIMATED
                                                 AMORTIZED                 FAIR
                                                      COST                VALUE
                                                          (In thousands)

Due in one year or less                            $   932              $   927
Due after one year through five years                2,335                2,311
Due in five to ten years                               687                  696
Due after ten years                                 19,139               19,190
                                                   -------              -------

                                                   $23,093              $23,124
                                                   =======              =======

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 1996, 1995 and 1994


NOTE C - LOANS RECEIVABLE

    The composition of the loan portfolio at September 30 is as follows:

                                                    1996           1995
                                                      (In thousands)
Residential real estate
  One- to four-family                            $35,858        $32,253
  Multi-family                                       122            303
Nonresidential real estate                         3,695          3,725
Construction                                      10,579          2,392
Consumer and other loans                             412            418
Deferred loan origination costs, net                  70             74
                                                 -------        -------
                                                  50,736         39,165
Less:
  Undisbursed portion of loans in process          6,337          1,064
  Allowance for losses on loans                      193             80
                                                 -------        -------

                                                 $44,206        $38,021
                                                 =======        =======

    The Association's lending efforts have historically focused on one- to four-family residential real estate loans, which comprise approximately $39.9 million, or 90%, of the total loan portfolio at September 30, 1996, and approximately $33.9 million, or 89% of the total loan portfolio, at September 30, 1995. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Association with adequate collateral coverage in the event of default. Nevertheless, the Association, as with any lending institution, is subject to the risk that real estate values could deteriorate in its primary lending area of northeast Ohio, thereby impairing collateral values. However, management is of the belief that real estate values in the Association's primary lending area are presently stable.

    In the ordinary course of business, the Association has made loans to some of its directors, officers and their related business interests. In the opinion of management, such loans are consistent with sound lending practices and are within applicable regulatory lending limitations. The balance of such loans totaled approximately $393,000 and $49,000 at September 30, 1996 and 1995, respectively.

    From time to time, the Association has retained a director to perform legal services. Fees paid for such services totaled approximately $14,000 and $16,200 for the years ended September 30, 1996 and 1995.

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 1996, 1995 and 1994


NOTE D - ALLOWANCE FOR LOAN LOSSES

    The activity in the allowance for loan losses is summarized as follows for the years ended September 30:

                                     1996        1995        1994
                                             (In thousands)

Balance at beginning of year         $ 80        $ 68        $ 68
Provision for losses on loans         105          12           5
Loan charge-offs                      --          --            5
Recoveries                              8         --          --
                                     ----        ----        ----

Balance at end of year               $193        $ 80        $ 68
                                     ====        ====        ====

    As of September 30, 1996, the Association's allowance for loan losses was comprised solely of a general loan loss allowance, which is includible as a component of regulatory risk-based capital.

    Nonperforming and nonaccrual loans at September 30, 1996 and 1995, totaled $25,000 and $648,000, respectively. There were no nonperforming or nonaccrual loans at September 30, 1994. Interest income that would have been recognized had nonaccrual loans performed pursuant to contractual terms totaled approximately $29,000 for the year ended September 30, 1995. There was no loss of interest income on nonperforming loans for the years ended September 30, 1996 and 1994.


NOTE E - OFFICE PREMISES AND EQUIPMENT

    Office premises and equipment at September 30 is comprised of the following:

                                             1996          1995
                                               (In thousands)

Land                                       $  355        $  355
Building and improvements                   1,215         1,180
Furniture and equipment                       838           806
                                           ------        ------
                                            2,408         2,341
  Less accumulated depreciation and
    amortization                              893           800
                                           ------        ------

                                           $1,515        $1,541
                                           ======        ======

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 1996, 1995 and 1994


NOTE F - DEPOSITS

    Deposits consist of the following major classifications at September 30:

    DEPOSIT TYPE AND WEIGHTED-
    AVERAGE INTEREST RATE                               1996                           1995
                                                AMOUNT         %                AMOUNT         %
                                                                       (In thousands)
    NOW accounts
      1996 - 1.50%                             $ 1,293        2.0
      1995 - 1.75%                                                             $ 1,035        1.6
    Passbook
      1996 - 2.25%                              12,120       18.8
      1995 - 2.50%                                                              12,524       18.8
    Money market demand accounts
      1996 - 2.35%                               3,067        4.8
      1995 - 2.65%                                                               3,723        5.6
                                               -------      -----              -------      -----
    Total demand, transaction and
      passbook deposits                         16,480       25.6               17,282       26.0

    Certificates of deposit
      Original maturities of:
        Up to 12 months
          1996 - 5.68%                          25,280       39.3
          1995 - 6.11%                                                          23,104       34.7
        Over 12 months to 94 months
          1996 - 5.96%                          22,403       34.8
          1995 - 6.16%                                                          25,911       38.9
      Individual retirement accounts
        1996 - 2.00%                               192         .3
        1995 - 2.00%                                                               267         .4
                                               -------      -----              -------      -----

    Total certificates of deposit               47,875       74.4               49,282       74.0
                                                ------      -----              -------      -----

    Total deposit accounts                     $64,355      100.0              $66,564      100.0
                                               =======      =====              =======      =====

    At September 30, 1996 and 1995, the Corporation had deposit accounts with balances greater than $100,000 totaling $3.7 million and $3.9 million, respectively.

    Interest expense on deposits is summarized as follows for the years ended September 30:

                                      1996          1995          1994
                                                In thousands)

NOW accounts                        $   18        $   15        $   13
Passbook                               326           323           364
Money market demand accounts            87           109           123
Certificates of deposit              2,960         2,695         2,620
                                    ------        ------        ------

                                    $3,391        $3,142        $3,120
                                    ======        ======        ======

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 1996, 1995 and 1994


NOTE F - DEPOSITS (continued)

    Maturities of outstanding certificates of deposit at September 30 are summarized as follows:

                                         1996           1995
                                         (In thousands)

Up to one year                        $25,472        $23,371
Over one year to two years             14,531         13,794
Over two years to three years           5,314          6,918
Over three years to four years          1,356          4,999
Over four years to five years             732            163
Over five years                           470             37
                                      -------        -------

                                      $47,875        $49,282
                                      =======        =======


NOTE G - FEDERAL INCOME TAXES

    Federal income taxes differ from the amounts computed at the statutory corporate tax rate at September 30 as follows:

                                               1996           1995           1994
                                                        (In thousands)

Federal income taxes at statutory rate        $  33          $ 194          $ 188
Decrease in taxes resulting from:
  Interest on municipal obligations             (12)           (17)           (13)
                                              -----          -----          -----
Federal income taxes per consolidated
  financial statements                        $  21          $ 177          $ 175
                                              =====          =====          =====

Effective tax rate                             21.4%          31.0%          31.6%
                                              =====          =====          =====

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 1996, 1995 and 1994


NOTE G - FEDERAL INCOME TAXES (continued)

    The composition of the Corporation's net deferred tax liability at September 30 is as follows:

    Taxes (payable) refundable on temporary            1996         1995
    differences at statutory rate:                       (In thousands)

Deferred tax assets:
  Net deferred loan origination fees                  $  71         $  51
  SAIF special assessment                               145          --
  General loan loss allowance                            66            27
  Franchise taxes                                      --              85
                                                      -----         -----
     Deferred tax assets                                282           163

Deferred tax liabilities:
  Federal Home Loan Bank stock dividends               (155)         (138)
  Difference between book and tax depreciation         (101)          (91)
  Percentage of earnings bad debt deductions           (190)         (185)
  Unrealized gains on securities designated
    as available for sale                              (333)         (259)
                                                      -----         -----
     Deferred tax liabilities                          (779)         (673)
                                                      -----         -----

     Net deferred tax liability                       $(497)        $(510)
                                                      =====         =====

    The Association was allowed a special bad debt deduction generally limited to 8% of otherwise taxable income and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. If the amounts that previously qualified as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. Retained earnings at September 30, 1996, include approximately $2.4 million for which federal income taxes have not been provided. The approximate amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $600,000 at September 30, 1996. See Note I for additional information regarding future percentage of earnings bad debt deductions.

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 1996, 1995 and 1994


NOTE H - LOAN COMMITMENTS

    The Association is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers including commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statement of financial condition. The contract or notional amounts of the commitments reflect the extent of the Association's involvement in such financial instruments.

    The Association's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Association uses the same credit policies in making commitments and conditional obligations as those utilized for on-balance-sheet instruments.

    At September 30, 1996, the Association had outstanding commitments of approximately $1.9 million to originate loans. Additionally, the Association had undisbursed loans in process of $6.3 million at September 30, 1996. In the opinion of management, all loan commitments equaled or exceeded prevalent market interest rates as of September 30, 1996, and will be funded from normal cash flow from operations.


NOTE I - SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL

    The Association is subject to minimum regulatory capital standards promulgated by the Office of Thrift Supervision (OTS). The minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as shareholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 3.0% of adjusted total assets. An OTS proposal, if adopted in present form, would increase the core capital requirement to a range of 4.0% to 5.0% of adjusted total assets for substantially all savings associations.

    In the opinion of management, the proposed revision to the capital requirement will have no material effect on the Association's excess regulatory capital position. The risk-based capital requirement provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Association multiplies the value of each asset on its statement of financial condition by a defined risk-weighting factor, e.g., one-to-four family residential loans carry a risk-weighted factor of 50%.

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 1996, 1995 and 1994


NOTE I - SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL (continued)

    As of September 30, 1996, the Association's regulatory capital exceeded all minimum capital requirements as shown in the following table:

                                                                      REGULATORY CAPITAL
                                                    TANGIBLE                CORE           RISK-BASED
                                                     CAPITAL     %       CAPITAL     %        CAPITAL      %
                                                                              (In thousands)
    Capital under generally accepted
      accounting principles                         $15,962             $15,962              $15,962
    General valuation allowances                         -                   -                   193
    Unrealized gains on securities
      designated as available for sale, net            (645)               (645)                (645)
                                                    -------             -------              -------

    Regulatory capital computed                      15,317    18.9      15,317    18.9       15,510     47.6
    Minimum capital requirement                       1,219     1.5       2,437     3.0        2,609      8.0
                                                    -------    ----     -------    ----      -------     ----

    Regulatory capital - excess                     $14,098    17.4     $12,880    15.9      $12,901     39.6
                                                    =======    ====     =======    ====      =======     ====

    The Association met the regulatory requirements of a "well-capitalized" institution; i.e., a risk-based capital ratio of 10.0% or greater, and a core capital ratio of 5.0% or greater. The Association's regulatory capital exceeded these requirements at September 30, 1996 by $12.2 million and $11.3 million, respectively.

    The deposit accounts of the Association and of other savings associations are insured by the Federal Deposit Insurance Corporation (FDIC) in the SAIF. The reserves of the SAIF were below the level required by law, because a significant portion of the assessments paid into the fund had been used to pay the cost of prior thrift failures. The deposit accounts of commercial banks are insured by the FDIC in the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. The reserves of the BIF met the level required by law in 1995. As a result of the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in 1995. In 1996, no BIF assessments were required for healthy commercial banks except for a $2,000 minimum fee.

    On September 30, 1996, the President enacted legislation to recapitalize the SAIF which provided for a special assessment of $.657 per $100 of deposits held at March 31, 1995. The Association had $65.7 million in SAIF deposits at March 31, 1995, resulting in an assessment of approximately $428,000, or $282,000 after-tax, which was recorded as a charge in the quarter ended September 30, 1996, and was paid in November 1996. In connection with the recapitalization, it is anticipated that the FDIC will refund a significant amount of the Association's deposit premium for the calendar fourth quarter.

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 1996, 1995 and 1994


NOTE I - SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL (continued)

    The legislation also provides for a reduction of future annual deposit insurance premiums from $.235 per $100 of SAIF deposits to $.064 per $100 of SAIF deposits.

    A component of the recapitalization plan provides for the merger of the SAIF and BIF on January 1, 1999, assuming all savings associations have become banks. Pending legislation introduced in late September 1996 proposed the elimination of the thrift charter or of the separate federal regulation of thrifts. As a result, the Association would be regulated as a bank under federal laws which would subject it to the more restrictive activity limits imposed on national banks. Under separate but related legislation recently enacted into law, the Association is required to recapture as taxable income approximately $560,000 of its bad debt reserve, which represents the post-1987 additions to the reserve, and will be unable to utilize the percentage of earnings method to compute its reserve in the future. The Association has provided deferred taxes for this amount and will be permitted by such legislation to amortize the recapture of its bad debt reserve over six years.

                          PEOPLES FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        September 30, 1996, 1995 and 1994


NOTE J - CONDENSED FINANCIAL STATEMENTS OF PEOPLES FINANCIAL CORPORATION

    The following condensed financial statements summarize the financial position of Peoples Financial Corporation as of September 30, 1996, and the results of its operations for the period ended September 30, 1996.

                          PEOPLES FINANCIAL CORPORATION
                        STATEMENT OF FINANCIAL CONDITION
                               September 30, 1996
                                 (In thousands)

         ASSETS

Interest-bearing deposits in other financial institutions                            $  2,957
Investment securities designated as available for sale - at market                      3,502
Mortgage-backed securities designated as available for sale -
  at market                                                                             1,269
Loan receivable from ESOP                                                                 597
Investment in Peoples Federal Savings and Loan Association of Massillon                15,962
Accrued interest receivable                                                                38
                                                                                     --------

     Total assets                                                                    $ 24,325
                                                                                     ========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable to Peoples Federal Savings and Loan Association
    of Massillon                                                                     $    609
  Accrued federal income taxes                                                             10
                                                                                     --------
     Total liabilities                                                                    619

Shareholders' equity
  Common stock                                                                           --
  Additional paid-in capital                                                           23,310
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                  645
  Accumulated deficit                                                                    (249)
                                                                                     --------
     Total shareholders' equity                                                        23,706
                                                                                     --------

     Total liabilities and shareholders' equity                                      $ 24,325
                                                                                     ========

                      PEOPLES FINANCIAL CORPORATION
                         STATEMENT OF OPERATIONS
                     Period ended September 30, 1996
                             (In thousands)
Revenue (loss)
  Interest income                                                                    $     32
  Equity in loss of subsidiary                                                           (268)
                                                                                     --------
                                                                                         (236)

General and administrative expenses                                                         2
                                                                                     --------

     Loss before income taxes                                                            (238)

Federal income taxes                                                                       11
                                                                                     --------

     NET LOSS                                                                        $   (249)
                                                                                     ========

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 1996, 1995 and 1994


NOTE K - CORPORATE REORGANIZATION AND CONVERSION TO STOCK FORM

    On October 16, 1995, the Association's Board of Directors adopted a Plan of Conversion whereby the Association would convert to the stock form of ownership, followed by the issuance of all of the Association's outstanding common stock to a newly formed holding company, Peoples Financial Corporation.

    On September 12, 1996, the Association completed its conversion to the stock form of ownership, and issued all of the Association's outstanding common shares to the Corporation.

    In connection with the conversion, the Corporation sold 1,491,012 shares at a price of $10.00 per share which, after consideration of offering expenses totaling approximately $707,000, and shares purchased by the ESOP totaling $597,000, resulted in net equity proceeds of approximately $13.6 million.

    At the date of the conversion, the Association established a liquidation account in an amount equal to retained earnings reflected in the statement of financial condition used in the conversion offering circular. The liquidation account will be maintained for the benefit of eligible savings account holders who maintained deposit accounts in the Association after conversion.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 16, 1996, the Board of Directors approved the recommendation of its Audit Committee to change the independent accountant of Peoples Federal from Hall, Kistler & Company P.L.L. ("Hall, Kistler"), to Grant Thornton LLP ("Grant Thornton"). No adverse opinion, disclaimer or qualification was contained in Hall, Kistler's report for either of the last two fiscal years for which Hall, Kistler completed an audit of Peoples Federal's financial statements, nor were such reports modified as to uncertainty, audit scope or accounting principles. Further, there was no disagreement between Peoples Federal and Hall, Kistler or Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table presents certain information with respect to the present directors and executive officers of PFC:

                                                                                  Director        Director
                                                                                   of PFC        of Peoples       PFC term
Name                           Age(1)     Position(s) held                        since(2)     Federal since       expires
----                           ------     ----------------                        --------     -------------       -------

Victor C. Baker                  73       Director and                              1995            1984            1997
                                           Vice Chairman of Board
James P. Bordner                 54       Director                                  1995            1992            1998
Vincent G. Matecheck             51       Director, Secretary and Attorney          1995            1987            1997
Thomas E. Shelt                  63       Director                                  1995            1978            1998
Vince E. Stephan                 80       Director and Chairman of the Board        1995            1970            1998
Paul von Gunten                  69       Director, President, CEO                  1995            1968            1997
James R. Rinehart                53       Treasurer                                   -              -               -
-----------------------------

(1)      At November 15, 1996.

(2)      Each person became a director of PFC in connection with the Conversion.


         Mr. Baker retired in 1982 after owning and operating Sunny Slope Orchard, a family operated, wholesale and retail fruit market, bakery and sweet shop located in Massillon, Ohio, for 40 years.

         Mr. Bordner has been the President of P. J. Bordner and Company, Inc., a grocery store chain in Massillon, Ohio, since 1980.

         Mr. Matecheck has served as legal counsel to Peoples Federal since 1992 and as Vice President from February 1995 to January 1996. Mr. Matecheck has been a sole practitioner since 1971. He is also the Secretary and a director of P. J. Bordner and Company, Inc., and Polymer Packaging, Inc., of Canton, Ohio; a partner of Federal Avenue Office Building Company; a director of Gordy Graybill, Inc.; and the President and a member of the Board of Trustees of the United Way of Western Stark County.

         Mr. Shelt was employed by Peoples Federal from 1961 until his retirement in December 1994. For the last fifteen years of his employment, he served as Vice President. Mr. Shelt served for 26 years on the Board of Governors of the Canto-Massillon Chapter of the Institute of Financial Education and held all offices in such Chapter. He is currently engaged in farming and real estate investment.

         Mr. Stephan has been Chairman of the Board of Peoples Federal since 1989. He is Vice President of Manchester Hardware, Inc., a hardware store located in Manchester, Ohio, and retired in 1980 after serving for 25 years as an insurance agent for Nationwide Company in Canal Fulton, Ohio. He currently operates a family farm.

         Mr. von Gunten has been employed by Peoples Federal since 1948 and has served as President and Chief Executive Officer since 1979. Mr. von Gunten has served as President of PFC since 1995.

         Mr. Rinehart has served as Treasurer of PFC since 1995. Mr. Rinehart has also been employed by Peoples Federal since May 1994, first serving as Accountant and then as Assistant Treasurer from January 1995 to March 1996, when he became Treasurer. Prior to joining Peoples Federal, Mr. Rinehart was an accountant with Hall, Kistler from 1963 to 1994, with a two-year interruption for military service.

ITEM 10.      EXECUTIVE COMPENSATION

         The following table presents certain information regarding the cash compensation received by the President and Chief Executive Officer of PFC. No other executive officer of PFC received cash compensation exceeding $100,000 during the fiscal year ended September 30, 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------
                                             Annual Compensation             All Other
                                                                            Compensation
                                      ----------------------------------
Name and                     Year        Salary ($)        Bonus ($)
Principal
Position

------------------------- ----------- ----------------- ---------------- ----------------
Paul von Gunten              1996       $113,648(1)         $12,500             $17,556(2)
  President and Chief
  Executive Officer

                             1995       $105,796(3)         $11,000             $21,812(4)
-----------------------------

(1) Includes salary of $103,148 and director's fees of $10,500. Does not include amounts attributable to other miscellaneous benefits received by executive officers. The cost to PFC or Peoples Federal of providing such benefits to Mr. von Gunten was less than 10% of his cash compensation.

(2) Consists of Peoples Federal's contribution to Mr. von Gunten's 401(k) defined contribution plan account in the amount of $17,347 and the premium of $209 paid by Peoples Federal for insurance on the life of Mr. von Gunten payable to a beneficiary designated by Mr. von Gunten.

(3) Includes a salary of $97,496 and directors' fees of $8,300. Does not include amounts attributable to other miscellaneous benefits received by executive officers. The cost to Peoples Federal of providing such benefits to Mr. von Gunten was less than 10% of his cash compensation.

(4) Consists of Peoples Federal's contribution to Mr. von Gunten's 401(k) defined contribution plan account in the amount of $21,711 and the premium of $101 paid by Peoples Federal for insurance on the life of Mr. von Gunten payable to a beneficiary designated by Mr. von Gunten.


         PFC currently pays no directors' fees. Each director of Peoples Federal receives a retainer fee of $2,400 for service as a director, plus $500 for each monthly meeting attended. Each director also receives $150 per committee meeting attended. During the fiscal year ended September 30, 1996, a total of $75,400 was paid in directors' services. The Chairman of the Board and the Vice Chairman of the Board also receive monthly fees of $600 and $350, respectively.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the only person known to PFC to own beneficially more than five percent of the outstanding common shares of PFC as of November 30, 1996:

                                                     Amount and Nature of                           Percent of
Name and Address                                     Beneficial Ownership                       Shares Outstanding
----------------                                     --------------------                       ------------------

Jeffrey S. Hallis                                         132,384(1)                                   8.9%
500 Park Avenue
Fifth Floor
New York, New York  10022
-----------------------------

(1) Mr. Hallis possesses sole voting and investment control over (1) 115,192 common shares pursuant to the Agreements of Limited Partnership of each of Tyndall Partners, L.P., and Madison Avenue Partners, L.P., and (2) 17,192 common shares owned jointly with his spouse.


         The following table sets forth certain information with respect to the number of common shares of PFC beneficially owned by each director of PFC and by all directors and executive officers of PFC as a group as of November 30, 1996:

                                                         Amount and Nature of                             Percent of
                                                         Beneficial Ownership                         Shares Outstanding
                                                 --------------------------------------------         ------------------
                                                 Sole Voting and            Shared Voting and
Name and Address(1)                              Investment Power           Investment Power
-------------------                              ----------------           ----------------

Victor C. Baker                                        8,000                           -                      .54%
James P. Bordner                                       2,000                       3,000                      .34
Vincent G. Matecheck                                   8,300                         100                      .56
Thomas E. Shelt                                       16,000                       4,500                     1.37
Vince E. Stephan                                      10,000                           -                      .67
Paul von Gunten                                       38,192                      13,000                     3.43
All directors and executive officers of
  PFC as a group (7 people)                           82,492                      21,600                     6.98%
----------------------------

(1) Each of the persons listed in this table may be contacted at the address of PFC.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In accordance with OTS regulations, Peoples Federal makes loans to executive officers and directors of Peoples Federal and PFC in the ordinary course of business and on the same terms and conditions, including interest rates and collateral, as those of comparable loans to other persons. All outstanding loans to executive officers and directors were made pursuant to such policy, do not involve more than the normal risk of collectibility or present other unfavorable features and are current in their payments.

         During the fiscal year ended September 30, 1996, Peoples Federal retained the services of Vincent G. Matecheck, an attorney engaged in private practice in the Massillon area. Mr. Matecheck is a director of Peoples Federal and PFC and serves as general counsel to Peoples Federal. During fiscal years 1995 and 1996, Mr. Matecheck was paid $13,549 and $16,199 respectively, for services rendered as general counsel to Peoples Federal.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

                (a)     Exhibits

                                  3.1                 Articles of Incorporation (incorporated by reference)

                                  3.2                 Code of Regulations (incorporated by reference)

                                  10.1                Employment Agreement with Mr. Paul von Gunten

                                  10.2                Employment Agreement with Ms. Linda Fowler

                                  10.3                Employment Agreement with Mr. James Rinehart

                                  10.4                Employment Agreement with Ms. Cynthia Wagner

                                  16                  Letter on Change in Certifying Accountant

                                  20                  Opinion of Prior Accountant

                                  21                  Subsidiaries of Peoples Financial Corporation

                                  27                  Financial Data Schedule

                                  99                  Safe Harbor Under the Private Securities Litigation Reform Act of 1995

                (b) On September 23, 1996, PFC filed a report on Form 8-K with respect to its change of accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PEOPLES FINANCIAL CORPORATION


                                               By /s/ Paul von Gunten
                                                  -----------------------------
                                                   Paul von Gunten
                                                   President
                                                   (Principal Executive Office)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Paul von Gunten                          By /s/ James R. Rinehart
   --------------------------                      ----------------------------
    Paul von Gunten                                James R. Rinehart
    President and Director                         Treasurer
                                                   (Principal Financial Officer)


Date  December 18, 1996                         Date  December 18, 1996



By /s/ Victor C. Baker                          By /s/ James P. Bordner
   --------------------------                      ----------------------------
    Victor C. Baker                                James P. Bordner
    Director                                       Director


Date  December 18, 1996                         Date  December 18, 1996



By /s/ Vincent G. Matecheck                     By /s/ Thomas E. Shelt
   --------------------------                      ----------------------------
    Vincent G. Matecheck                           Thomas E. Shelt
    Director                                       Director



Date  December 18, 1996                         Date  December 18, 1996



By /s/ Vincent E. Stephan
   ------------------------
    Vincent E. Stephan
    Director


Date  December 18, 1996

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
------          -----------

     3.1        Articles of Incorporation of Peoples Financial         Incorporated by reference to Pre-Effective Amendment
                Corporation                                            No. 1 to the Registration Statement on Form S-1 of
                                                                       Peoples Financial Corporation (No. 333-2690), filed
                                                                       with the Securities and Exchange Commission on June
                                                                       28, 1996 (the "S-1") Exhibit 3.1.

     3.2        Code of Regulations of Peoples Financial Corporation   Incorporated by reference to Exhibit 3.2 of the S-1.

     10.1       Employment Agreement with Mr. von Gunten

     10.2       Employment Agreement with Ms. Fowler

     10.3       Employment Agreement with Mr. Rinehart

     10.4       Employment Agreement with Ms. Wagner

      16        Letter on Change in Certifying Accountant

      20        Opinion of Prior Accountant

      21        Subsidiaries of Peoples Financial Corporation

      27        Financial Data Schedule

      99        Safe Harbor Under the Private  Securities  Litigation
                Reform Act of 1995