Form 10QSB
period 1996-12-31
PEOPLES FINANCIAL CORP \OH\
filed 1997-02-12
CIK 1011221

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File No. 0-28838

                          PEOPLES FINANCIAL CORPORATION
     ______________________________________________________________________
        (Exact name of small business issuer as specified in its charter)

                     OHIO                               34-1822228
       _______________________________            ______________________
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation of organization)            Identification Number)

       211 Lincoln Way East
       Massillon, Ohio                                        44646
       _____________________                              ____________
       (Address of principal                               (Zip Code)
       executive office)

Issuer's telephone number, including area code: (330) 832-7441

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        Yes __X__                               No _____


As of February 7, 1997, the latest practicable date, 1,491,012 common shares of the registrant, no par value, were issued and outstanding.


                               Page 1 of 17 Pages

                                      INDEX

                          PEOPLES FINANCIAL CORPORATION


                                                                          PAGE


PART I     -     FINANCIAL INFORMATION

                       Consolidated Statements of Financial Condition       3
                       Consolidated Statements of Earnings                  4
                       Consolidated Statements of Cash Flows                5

                       Notes to Consolidated Financial Statements           7
                       Management's Discussion and Analysis of
                          Financial Condition and Results of Operations    11

PART II    -     OTHER INFORMATION                                         16

SIGNATURES                                                                 17



                               Page 2 of 17 Pages



                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)

                                                                              December 31,    September 30,
          ASSETS                                                                  1996             1996
                                                                              ------------    -------------
Cash and due from banks                                                        $    278        $    276
Interest-bearing deposits in other financial institutions                         7,467          12,257
                                                                               --------        --------
                     Cash and cash equivalents                                    7,745          12,533

Investment securities designated as available
   for sale - at market                                                           6,654           5,087
Investment securities - at cost, approximate market value
   of $2,200 and $1,712 as of December 31, 1996 and
   September 30, 1996                                                             2,176           1,688
Mortgage-backed and related securities designated
   as available for sale - at market                                             15,708          14,113
Mortgage-backed and related securities - at amortized cost,
   approximate market value of $8,470 and $9,011 as of
   December 31, 1996 and September 30, 1996                                       8,301           8,875
Loans receivable - net                                                           45,963          44,206
Office premises and equipment - at depreciated cost                               1,490           1,515
Stock in Federal Home Loan Bank  - at cost                                          761             748
Accrued interest receivable                                                         358             397
Prepaid expenses and other assets                                                    86              95
                                                                               --------        --------
                              Total assets                                     $ 89,242        $ 89,257
                                                                               ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                       $ 64,160        $ 64,355
Other liabilities                                                                   210             667
Accrued federal income taxes                                                         22              32
Deferred federal income taxes                                                       745             497
                                                                               --------        --------
                              Total liabilities                                  65,137          65,551

Shareholders' equity:
   Preferred stock - authorized 1,000,000 shares without par
      value; no shares issued                                                      --              --
   Common stock - authorized 6,000,000 shares without par
     or stated  value; 1,491,012 shares issued and outstanding                     --              --
   Additional paid-in capital                                                    14,203          14,203
   Retained earnings - restricted                                                 9,699           9,455
   Unrealized gains on securities designated as available
      for sale, net of related tax effects                                          800             645
   Shares acquired by Employee Stock Ownership Plan                                (597)           (597)
                                                                               --------        --------
                              Total shareholders' equity                         24,105          23,706
                                                                               --------        --------

                              Total liabilities and shareholders' equity       $ 89,242        $ 89,257
                                                                               ========        ========


                               Page 3 of 17 Pages


                       CONSOLIDATED STATEMENTS OF EARNINGS

                          PEOPLES FINANCIAL CORPORATION

                      (In thousands, except per share data)

                                                                   Three Months Ended
                                                                       December 31,
                                                                    1996         1995
                                                                   ------       ------
Interest income
   Loans                                                          $  940       $  795
   Mortgage-backed and related securities                            401          407
   Investment securities                                             108          137
   Interest-bearing deposits and other                               117           41
                                                                  ------       ------
            Total interest income                                  1,566        1,380
Interest expense on deposit accounts                                 782          870
                                                                  ------       ------
            Net interest income                                      784          510
Provision for losses on loans                                          3          105
                                                                  ------       ------
             Net interest income after
              provision for losses on loans                          781          405
Other operating income                                                14            6
                                                                  ------       ------
                                                                     795          411
General, administrative and other expense
   Employee compensation and benefits                                212          177
   Occupancy and equipment                                            59           57
   Franchise taxes                                                    36           17
   Federal deposit insurance premiums                                 23           38
   Data processing                                                    19           16
   Advertising                                                        11           13
   Other operating                                                    69           69
                                                                  ------       ------
            Total general, administrative and other expense          429          387
                                                                  ------       ------
            Earnings before income taxes                             366           24
Federal income taxes
   Current                                                           112            4
   Deferred                                                           10            1
                                                                  ------       ------
            Total federal income taxes                               122            5
                                                                  ------       ------
            Net earnings                                          $  244       $   19
                                                                  ======       ======

            Earnings per share                                    $ 0.17          N/A
                                                                  ======       ======


                               Page 4 of 17 Pages


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          PEOPLES FINANCIAL CORPORATION

                                 (In thousands)

                                                                      Three Months Ended
                                                                          December 31,
                                                                   -------------------------
                                                                     1996             1995
                                                                    ------           ------
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                    $    244        $     19
  Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
    Depreciation of premises and equipment                             25              23
    Amortization of premiums and discounts
      on investment securities and
      mortgage-backed securities, net                                  13              15
    Amortization of deferred loan costs                              --                 4
    Provision for losses on loans                                       3             105
    Federal Home Loan Bank stock
      dividends                                                       (13)            (24)
  Increase (decrease) in cash due to changes in:
    Accrued interest receivable                                        38              63
    Prepaid expenses and other assets                                   9              49
    Other liabilities                                                (460)            (43)
    Accrued interest payable                                            5            --
    Federal income taxes:
      Current                                                         (10)           --
      Deferred                                                        168             (26)
                                                                 --------        --------
                                 Net cash provided by
                                      operating activities             22             185
Cash flows provided by (used in) investing activities:
  Purchase of mortgage-backed and related
    securities designated as available for sale                    (1,984)           --
  Principal repayments on mortgage-backed
    and related securities                                          1,038           1,425
  Purchase of investment securities                                (1,000)           --
  Purchase of investment securities
    designated as available for sale                               (1,500)           --
  Principal repayments and maturities of
    investment securities                                             592             283
  Loan principal repayments                                         4,562           1,690
  Loan disbursements                                               (6,322)         (1,812)
  Purchase of office premises and equipment                          --                (5)
                                                                 --------        --------
                   Net cash provided by (used in)
                                      investing activities         (4,614)          1,581
                                                                 --------        --------
                   Net cash provided by (used in)
                operating and investing activities
                               (subtotal carried forward)        $ (4,592)       $  1,766




                               Page 5 of 17 Pages



                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

                                 (In thousands)
                                                                   Three Months Ended
                                                                       December 31,
                                                                -------------------------
                                                                  1996             1995
                                                                 ------           ------
Net cash provided by (used in)
  operating and investing activities
  (subtotal brought forward)                                     $ (4,592)       $  1,766
Cash flows provided by (used in)
financing activities:
  Net increase (decrease) in deposit accounts                        (196)            656
                                                                 --------        --------
              Net cash provided by (used in)
                                     financing activities            (196)            656
                                                                 --------        --------

Net increase (decrease) in cash and cash equivalents               (4,788)          2,422

Cash and cash equivalents at beginning of period                   12,533           1,864
                                                                 --------        --------

Cash and cash equivalents at end of period                       $  7,745        $  4,286
                                                                 ========        ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                         $      5        $     35
                                                                 ========        ========

    Interest on deposits                                         $    777        $    873
                                                                 ========        ========

Supplemental disclosure of non-cash investing activities:
  Unrealized gains on securities designated as
    available for sale, net of related tax effects               $    155        $     75
                                                                 ========        ========


                               Page 6 of 17 Pages

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          PEOPLES FINANCIAL CORPORATION

                        For the three month periods ended
                           December 31, 1996 and 1995


On October 16, 1995, the Board of Directors of Peoples Federal Savings and Loan Association of Massillon ("Peoples Federal" or the "Association") adopted a Plan of Conversion (the "Plan") whereby Peoples Federal would convert to the stock form of ownership and issue all of Peoples Federal's outstanding stock to a newly formed holding company, Peoples Financial Corporation ("PFC"). Pursuant to the Plan, PFC offered for sale up to 1,495,000 common shares to certain depositors of Peoples Federal and members of the community. The conversion was completed on September 12, 1996, and resulted in the issuance of 1,491,012 common shares of PFC, which, after consideration of offering expenses totaling approximately $707,000, and share purchases by the Peoples Financial Corporation Employee Stock Ownership Plan (the "ESOP") totaling $597,000, resulted in net equity proceeds of $13.6 million.

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Financial Corporation for the year ended September 30, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month periods ended December 31, 1996 and 1995, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2. PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of PFC and Peoples Federal. All significant intercompany items have been eliminated.



                               Page 7 of 17 Pages

                          PEOPLES FINANCIAL CORPORATION

                        For the three month periods ended
                           December 31, 1996 and 1995

3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost for all employee stock compensation plans based on the estimated fair value of the award at the financial statement date. Companies are, however allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995, although companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that PFC will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore the disclosure provisions of SFAS No. 123 will have no effect on its consolidated financial position or results of operations.


                               Page 8 of 17 Pages

                          PEOPLES FINANCIAL CORPORATION

                        For the three month periods ended
                           December 31, 1996 and 1995


In June 1996, the FASB issued SFAS No. 125 "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, referred to as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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


                               Page 9 of 17 Pages

                          PEOPLES FINANCIAL CORPORATION

                        For the three month periods ended
                           December 31, 1996 and 1995


4. PENDING LEGISLATIVE CHANGES

Congress has enacted legislation that would merge the Savings Association Insurance Fund (the "SAIF") and the Bank Insurance Fund (the "BIF") on January 1, 1999. The legislation currently provides for the elimination of the thrift charter or separate thrift regulation under Federal law prior to the merger of the deposit insurance funds. Peoples Federal would then be regulated as a bank under federal law and subject to the more restrictive activity limits imposed on national banks.

5. EARNINGS PER SHARE

Earnings per share for the three months ended December 31, 1996, is based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 59,678 unallocated ESOP shares, totaled 1,431,334 for the three months ended December 31, 1996.

The provisions of Accounting Principles Board Opinion No. 15 "Earnings per Share" are not applicable to the three months ended December 31,1995, as the Corporation completed its conversion to stock form in September 1996.



                               Page 10 of 17 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                          PEOPLES FINANCIAL CORPORATION

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS


In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, PFC's operations and PFC's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and PFC's market area generally. See Exhibit 99 hereto, which is incorporated herein by reference.

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount of allowance for losses on loans, legislative changes with respect to the federal thrift charter and the effect of certain accounting pronouncements.



                 DISCUSSION OF FINANCIAL CONDITION CHANGES FROM
                     SEPTEMBER 30, 1996 TO DECEMBER 31,1996


PFC's assets totaled $89.2 million as of December 31, 1996, a decrease of $15,000 from the September 30, 1996 total. Changes in operating assets from September 30, 1996 levels consisted of increases of $2.1 million in investment securities, $1.0 million in mortgage-backed securities and $1.8 million in net loans receivable, which were offset by a decrease in cash and cash equivalents of $4.8 million.

Cash and cash equivalents totaled $7.7 million at December 31, 1996, a decrease of $4.8 million, or 38.2%, from the total at September 30, 1996. Excess funds were redeployed primarily to higher-yielding investment securities, mortgage-backed securities and loans.

Investment securities totaled $8.8 million at December 31, 1996, an increase of $2.1 million, or 30.3%, over the total at September 30, 1996. This increase resulted primarily from purchases of $2.5 million and net fair value appreciation of $148,000, offset by maturities of $512,000 and principal repayments of $80,000.

Mortgage-backed securities totaled $24.0 million at December 31, 1996, an increase of $1.0 million, or 4.4%, over the total at September 30, 1996. This increase resulted primarily from purchases of $2.0 million and net fair value appreciation of $88,000, which were partially offset by principal repayments of $1.0 million.


                               Page 11 of 17 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

                 DISCUSSION OF FINANCIAL CONDITION CHANGES FROM
               SEPTEMBER 30, 1996 TO DECEMBER 31,1996 (CONTINUED)


Net loans receivable totaled $46.0 million at December 31, 1996, an increase of $1.8 million, or 4.0%, over the September 30, 1996, total. The increase is attributed to Peoples Federal's continued focus on its marketing program to originate new mortgage and home equity loans at the main office and the branch lending office.

Deposits totaled $64.2 million at December 31, 1996, a decrease of $195,000,  or
 .3%, from the September 30, 1996, amount. Peoples Federal has recently offered deposits at interest rates designed to reduce the cost of funds, while management monitors deposit levels to minimize deposit outflows.

Peoples Federal is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for the maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to 3% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations. As of December 31, 1996, the Association's tangible and core capital totaled $15.5 million, or 19.2%, which exceeded the minimum requirements of $1.2 million and $2.4 million by $14.3 million and $13.1 million, respectively. As of December 31, 1996, the Association's risk-based capital was $15.7 million, or 48.6% of risk-weighted assets, exceeding the minimum requirement by $13.1 million.


                               Page 12 of 17 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

           COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS
                        ENDED DECEMBER 31, 1996 AND 1995.


GENERAL

Net earnings for the three months ended December 31, 1996, totaled $244,000, compared to $19,000 for the same period in 1995, an increase of $225,000. The primary reasons for the increase in net earnings were an increase in net interest income of $274,000, or 53.7%, and a decrease in provision for losses on loans of $102,000, or 97.1%, which were partially offset by an increase in general, administrative and other expense of $42,000, or 10.9% and an increase in income tax provision of $117,000.


NET INTEREST INCOME

Interest income on loans for the three months ended December 31, 1996, increased by $145,000, or 18.2%, over the 1995 period. This increase resulted from a $7.7 million increase in average portfolio balance outstanding, partially offset by a
 .12% decrease in weighted average yield. Interest income on mortgage-backed and related securities, investment securities and deposits increased by $41,000, or 7.0%, over the 1995 period. This increase resulted from a $3.3 million increase in average portfolio balances outstanding, partially offset by a .11% decrease in weighted average yield.

Interest paid on deposits decreased by $88,000, or 10.1%, for the three months ended December 31, 1996. This decrease resulted from a $3.1 million decline in average deposit balances and a .30% decrease in weighted average cost of funds.

As a result of the foregoing, net interest income increased by $274,000, or 53.7%, for the three months ended December 31, 1996, compared to 1995. The interest rate spread increased to 2.30% for the three months ended December 31, 1996, as compared to 2.07% for the comparable 1995 three-month period. The net interest margin increased to 3.61% for the three months ended December 31, 1996, as compared to 2.69% for the comparable 1995 period.



                               Page 13 of 17 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

               COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH
              PERIODS ENDED DECEMBER 31, 1996 AND 1995 (CONTINUED)


ALLOWANCE FOR LOSSES ON LOANS

It is the Association's policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). After considering the above guidelines, management decided to increase the allowance for losses on loans by $3,000 during the three months ended December 31, 1996. The provision for the three-month period ended December 31, 1995, totaled $105,000. This increase during the three months ended December 31, 1995, was primarily due to the fact that 90-day delinquent loans increased by $681,000. The properties securing these loans were sold at a sheriff's sale in October, 1996, with Peoples Federal receiving full repayment in December, 1996. There can be no assurance that the allowance for losses on loans of Peoples Federal will be adequate to cover losses on nonperforming loans in the future.

OTHER OPERATING INCOME

Other operating income was $14,000 for the three months ended December 31, 1996, an increase of $8,000 over the 1995 amount. The increase was primarily due to late payment fees on the delinquent loans collected in December 1996. Also included in other operating income are safe deposit box rentals, negotiable order of withdrawal account fees and service fees.



                               Page 14 of 17 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


               COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH
              PERIODS ENDED DECEMBER 31, 1996 AND 1995 (CONTINUED)



GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

General, administrative and other expense increased by $42,000, or 10.9%, for the three months ended December 31, 1996, compared to the same period in 1995. The principal component of the increase for 1996 over 1995 was $35,000, or 19.8%, in employee compensation and benefits, due to the hiring of new employees and for costs accrued relative to the ESOP.

FEDERAL INCOME TAXES

Federal income taxes are based on earnings before taxes for the three months ended December 31, 1996 and 1995. The increase of $117,000 in the provision for income taxes resulted primarily from the $342,000 increase in earnings before income taxes. The effective tax rates were 33.3% for 1996, and 20.8% for 1995.



                               Page 15 of 17 Pages

                                     PART II

                          PEOPLES FINANCIAL CORPORATION



ITEM 1.     LEGAL PROCEEDINGS
            Not applicable

ITEM 2.     CHANGES IN SECURITIES
            Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not applicable

ITEM 5.     OTHER MATERIALLY IMPORTANT EVENTS
            Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            (a) Exhibits

               27 Financial data schedule for the three months ended December 31, 1996.

               99 Safe Harbor under the Private Securities Litigation Reform Act of 1995 (incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, filed with the Securities and Exchange Commission on December 26, 1996, Exhibit 99).

            (b) Reports on Form 8-K
                Not applicable



                               Page 16 of 17 Pages

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PEOPLES FINANCIAL CORPORATION


Date: February 10, 1997                        By: Paul von Gunten
                                                   _____________________________
                                                   Paul von Gunten, President
                                                   and Chief Executive Officer

Date: February 10, 1997                        By: James R. Rinehart
                                                   _____________________________
                                                   James R. Rinehart, Treasurer



                               Page 17 of 17 Pages