Form 10QSB
period 1997-03-31
PEOPLES FINANCIAL CORP \OH\
filed 1997-05-09
CIK 1011221

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File No. 0-28838

                          PEOPLES FINANCIAL CORPORATION
      _____________________________________________________________________
        (Exact name of small business issuer as specified in its charter)

             Ohio                                       34-1822228
_______________________________                    ______________________
(State or other jurisdiction of                      (I.R.S. Employer
incorporation of organization)                     Identification Number)

211 Lincoln Way East
Massillon, Ohio                                           44646
_____________________                                   __________
(Address of principal                                   (Zip Code)
executive office)

Issuer's telephone number, including area code: (330) 832-7441

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   Yes __X__                         No _____


As of May 2, 1997, the latest practicable date, 1,491,012 common shares of the registrant, no par value, were issued and outstanding.



                               Page 1 of 20 Pages

                                      INDEX

                          PEOPLES FINANCIAL CORPORATION

                                                                           Page


PART I   -   FINANCIAL INFORMATION

             Consolidated Statements of Financial Condition ................ 3
             Consolidated Statements of Earnings ........................... 4
             Consolidated Statements of Cash Flows ......................... 5
             Notes to Consolidated Financial Statements .................... 7
             Management's Discussion and Analysis of
             Financial Condition and Results of Operations ................ 11

PART II  -   OTHER INFORMATION ............................................ 18

SIGNATURES ................................................................ 20



                               Page 2 of 20 Pages


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)

                                                                                   MARCH 31,        SEPTEMBER 30,
ASSETS                                                                               1997               1996
                                                                               ----------------    ---------------
Cash and due from banks                                                           $    245           $    276
Interest-bearing deposits in other financial institutions                            6,113             12,257
                                                                                  --------           --------
                     Cash and cash equivalents                                       6,358             12,533

Investment securities designated as available
   for sale - at market                                                              6,551              5,087
Investment securities - at cost, approximate market value
   of $2,000 and $1,712 as of March 31, 1997 and
   September 30, 1996                                                                1,977              1,688
Mortgage-backed and related securities designated
   as available for sale - at market                                                16,232             14,113
Mortgage-backed and related securities - at amortized cost,
   approximate market value of $7,938 and $9,011 as of
   March 31, 1997 and September 30, 1996                                             7,774              8,875
Loans receivable - net                                                              48,047             44,206
Office premises and equipment - at depreciated cost                                  1,467              1,515
Stock in Federal Home Loan Bank  - at cost                                             774                748
Accrued interest receivable                                                            362                397
Prepaid expenses and other assets                                                      145                 95
                                                                                  --------           --------
                              Total assets                                        $ 89,687           $ 89,257
                                                                                  ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                          $ 64,632           $ 64,355
Other liabilities                                                                      201                667
Accrued federal income taxes                                                            17                 32
Deferred federal income taxes                                                          709                497
                                                                                  --------           --------
                              Total liabilities                                     65,559             65,551

Shareholders' equity:
   Preferred stock - authorized 1,000,000 shares without par
      value; no shares issued                                                         --                 --
   Common stock - authorized 6,000,000 shares without par
     or stated  value; 1,491,012 shares issued and outstanding                        --                 --
   Additional paid-in capital                                                       14,203             14,203
   Retained earnings - restricted                                                    9,782              9,455
   Unrealized gains on securities designated as available
      for sale, net of related tax effects                                             740                645
   Shares acquired by Employee Stock Ownership Plan                                   (597)              (597)
                                                                                  --------           --------
                              Total shareholders' equity                            24,128             23,706
                                                                                  --------           --------

                              Total liabilities and shareholders' equity          $ 89,687           $ 89,257
                                                                                  ========           ========


                               Page 3 of 20 Pages


                       CONSOLIDATED STATEMENTS OF EARNINGS

                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)


                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      MARCH 31,                 MARCH 31,
                                                               ----------------------    -------------------
                                                                  1997         1996       1997        1996
                                                                 ------       ------     ------      ------
Interest income
   Loans                                                       $   941      $   773      $1,881     $ 1,568
   Mortgage-backed and related securities                          390          400         791         807
   Investment securities                                           126          133         234         270
   Interest-bearing deposits and other                              88           61         205         102
                                                               -------      -------      ------     -------
           Total interest income                                 1,545        1,367       3,111       2,747
Interest expense on deposit accounts                               757          851       1,539       1,721
                                                               -------      -------      ------     -------
           Net interest income                                     788          516       1,572       1,026
Provision for losses on loans                                        3         --             6         105
                                                               -------      -------      ------     -------
            Net interest income after
             provision for losses on loans                         785          516       1,566         921
Other operating income                                               7            6          21          12
                                                               -------      -------      ------     -------
                                                                   792          522       1,587         933
General, administrative and other expense
   Employee compensation and benefits                              237          174         449         351
   Occupancy and equipment                                          54           49         113         106
   Franchise taxes                                                  66           37         102          54
   Federal deposit insurance premiums                               14           38          37          76
   Data processing                                                  19           16          38          32
   Advertising                                                       9            6          20          19
   Other operating                                                  97           66         166         135
                                                               -------      -------      ------     -------
           Total general, administrative and other expense         496          386         925         773
                                                               -------      -------      ------     -------
           Earnings before income taxes                            296          136         662         160
Federal income taxes
   Current                                                         (52)         (21)         60         (17)
   Deferred                                                        153           64         163          65
                                                               -------      -------      ------     -------
           Total federal income taxes                              101           43         223          48
                                                               -------      -------      ------     -------
           Net earnings                                        $   195      $    93      $  439     $   112
                                                               =======      =======      ======     =======


           Earnings per share                                  $  0.14          N/A      $ 0.31         N/A
                                                               =======      =======      ======     =======



                               Page 4 of 20 Pages

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          PEOPLES FINANCIAL CORPORATION

                                 (In thousands)

                                                                                    SIX MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 ---------------------
                                                                                  1997          1996
                                                                                  ----          ----
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                 $    439        $   112
  Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
    Depreciation of premises and equipment                                          51             45
    Amortization of premiums and discounts on investment securities and
      mortgage-backed securities, net                                               24             30
    Amortization of deferred loan costs                                           --               13
    Provision for losses on loans                                                    6            105
    Federal Home Loan Bank stock dividends                                         (26)           (37)
  Increase (decrease) in cash due to changes in:
    Accrued interest receivable                                                     35             20
    Prepaid expenses and other assets                                              (51)          (125)
    Other liabilities                                                             (470)          (266)
    Accrued interest payable                                                         5             (2)
    Federal income taxes:
      Current                                                                      (15)           (90)
      Deferred                                                                     163             65
                                                                              --------        -------
       Net cash provided by (used in) operating activities                         161           (130)

Cash flows provided by (used in) investing activities:
  Purchase of mortgage-backed and related securities designated as
    available for sale                                                          (3,499)          --
  Principal repayments on mortgage-backed and related securities                 2,490          2,581
  Purchase of investment securities                                             (1,000)          --
  Purchase of investment securities designated as available for sale            (1,500)          --
  Principal repayments and maturities of investment securities                     859            481
  Loan principal repayments                                                      7,372          3,515
  Loan disbursements                                                           (11,220)        (3,920)
  Purchase of office premises and equipment                                         (2)            (6)
                                                                              --------        -------
       Net cash provided by (used in) investing activities                      (6,500)         2,651

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                 276            811
  Cash dividends paid                                                             (112)          --
                                                                              --------        -------
       Net cash provided by financing activities                                   164            811
                                                                              --------        -------

Net increase (decrease) in cash and cash equivalents                            (6,175)         3,332

Cash and cash equivalents at beginning of period                                12,533          1,864
                                                                              --------        -------

Cash and cash equivalents at end of period                                    $  6,358        $ 5,196
                                                                              ========        =======



                               Page 5 of 20 Pages

                         PEOPLES FINANCIAL CORPORATION

                                 (In thousands)

                                                                SIX MONTHS ENDED
                                                                    MARCH 31,
                                                                 1997      1996
                                                                ------    ------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Federal income taxes                                       $   75    $   73
                                                                ======    ======
     Interest on deposits                                       $1,534    $1,724
                                                                ======    ======

Supplemental disclosure of non cash investing activities:
   Unrealized gains on securities designated as available
     for sale, net of related tax effects                       $   95    $   57
                                                                ======    ======


                               Page 6 of 20 Pages

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          PEOPLES FINANCIAL CORPORATION

                   For the three- and six-month periods ended
                             March 31, 1997 and 1996



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

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Financial Corporation for the year ended September 30, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-and six-month periods ended March 31, 1997 and 1996, are not necessarily indicative of the results which may be expected for an entire fiscal year.


2.   Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PFC and Peoples Federal. All significant intercompany items have been eliminated.



                               Page 7 of 20 Pages

                          PEOPLES FINANCIAL CORPORATION

                   For the three- and six-month periods ended
                             March 31, 1997 and 1996



3. Approval of Peoples Financial Corporation 1997 Stock Option and Incentive Plan and Peoples Financial Corporation Recognition and Retention Plan and Trust Agreement.

On March 19, 1997, the shareholders approved the Peoples Financial Corporation Stock Option and Incentive Plan ("Stock Option Plan") and the Peoples Financial Corporation Recognition and Retention Plan and Trust Agreement ("Recognition and Retention Plan"). Under the Stock Option Plan, options to purchase a total of 104,371 shares were granted to directors, officers and employees. Under the Recognition and Retention Plan, 47,712 shares were awarded to directors, officers and other key employees.


4.   Effects of Recent Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost for all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995, although companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that PFC will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore the disclosure provisions of SFAS No. 123 will have no effect on its consolidated financial position or results of operations.


                               Page 8 of 20 Pages

                          PEOPLES FINANCIAL CORPORATION

                   For the three- and six-month periods ended
                             March 31, 1997 and 1996



4.   Effects of Recent Accounting Pronouncements (continued)

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

                               Page 9 of 20 Pages

                          PEOPLES FINANCIAL CORPORATION

                   For the three- and six-month periods ended
                             March 31, 1997 and 1996



4.   Effects of Recent Accounting Pronouncements (continued)

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. Based upon the provisions of SFAS NO. 128, the PFC's basic and diluted earnings per share for the six- and three-month periods ended March 31, 1997 would have been $.31 and $.14, respectively.


5.   Pending Legislative Changes

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


6.   Earnings Per Share

Earnings per share for the three and six months ended March 31, 1997, is based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 59,678 unallocated ESOP shares, totaled 1,431,334 for the three and six months ended March 31, 1997.

The provisions of Accounting Principles Board Opinion No. 15, "Earnings per Share" are not applicable to the three- and six-month periods ended March 31,1996, as the Corporation completed its conversion to stock form in September 1996.


                               Page 10 of 20 Pages

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



                 Discussion of Financial Condition Changes from
                       September 30, 1996 to March 31,1997

PFC's assets totaled $89.7 million as of March 31, 1997, an increase of $430,000, or .5% over the September 30, 1996 total. Changes in operating assets from September 30, 1996 levels consisted of increases of $1.8 million in investment securities, $1.0 million in mortgage-backed securities and $3.8 million in net loans receivable, which were offset by a decrease in cash and cash equivalents of $6.2 million. This increase in assets was funded by growth in deposits of $277,000 and undistributed net earnings of $327,000.

Cash and cash equivalents totaled $6.4 million at March 31, 1997, a decrease of $6.2 million, or 49.3%, from the total at September 30, 1996. Excess funds were redeployed primarily to higher-yielding investment securities, mortgage-backed securities and loans.

Investment securities totaled $8.5 million at March 31, 1997, an increase of $1.8 million, or 25.9%, over the total at September 30, 1996. This increase resulted primarily from purchases of $2.5 million and net fair value appreciation of $112,000, offset by maturities of $712,000 and principal repayments of $147,000.

Mortgage-backed securities totaled $24.0 million at March 31, 1997, an increase of $1.0 million, or 4.4%, over the total at September 30, 1996. This increase resulted primarily from purchases of $3.5 million and net fair value appreciation of $32,000, which were partially offset by principal repayments of $2.5 million.

                               Page 11 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

                 Discussion of Financial Condition Changes from
                 September 30, 1996 to March 31,1997 (continued)



Net loans receivable totaled $48.0 million at March 31, 1997, an increase of $3.8 million, or 8.7%, over the September 30, 1996, total. The increase is attributed to Peoples Federal's continued focus on its marketing program to originate new mortgage and home equity loans at the main office and the branch lending office. The allowance for loan losses totaled $199,000 at March 31, 1997, an increase of $6,000 over the balance at September 30, 1996. The allowance represented .4% of total loans at March 31, 1997 and 1715.4% of nonperforming loans at that date, as compared to .4% of total loans and 772.0% of nonperforming loans at September 30, 1996. Nonperforming loans totaled $12,000 and $25,000 at March 31, 1997 and September 30, 1996, respectively.

Deposits  totaled $64.6  million at March 31, 1997, an increase of $277,000,  or
 .4%, over the September 30, 1996, amount. During the six months ended March 31, 1997, Peoples Federal offered deposits at interest rates designed to reduce the cost of funds, while management monitors deposit levels to minimize deposit outflows.

Peoples Federal is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for the maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to 3% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations. As of March 31, 1997, the Association's tangible and core capital totaled $15.6 million, or 19.2%, which exceeded the minimum requirements of $1.2 million and $2.4 million by $14.4 million and $13.2 million, respectively. As of March 31, 1997, the Association's risk-based capital was $15.8 million, or 46.0% of risk-weighted assets, exceeding the minimum requirement by $13.1 million.


                               Page 12 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

            Comparison of Operating Results for the Six-Month Periods
                         Ended March 31, 1997 and 1996.



General

Net earnings for the six months ended March 31, 1997, totaled $439,000, compared to $112,000 for the same period in 1996, an increase of $327,000, or 292.0%. The primary reasons for the increase in net earnings were an increase in net interest income of $546,000, or 53.2%, and a decrease in provision for losses on loans of $99,000, or 94.3%, which were partially offset by an increase in general, administrative and other expense of $152,000, or 19.7% and an increase in the federal income tax provision of $175,000.


Net Interest Income

Interest income on loans for the six months ended March 31, 1997, increased by $313,000, or 20.0%, over the 1996 period. This increase resulted from an $8.5 million increase in the average portfolio balance outstanding, partially offset by a decrease in weighted average yield. Interest income on mortgage-backed and related securities, investment securities and deposits increased by $51,000, or 4.3%, over the 1996 period. This increase resulted from a $2.5 million increase in average portfolio balances outstanding, partially offset by a decrease in weighted average yield.

Interest expense on deposits decreased by $182,000, or 10.6%, for the six months ended March 31, 1997, as compared to 1996. This decrease resulted from a $3.2 million decline in average deposit balances and a .32% decrease in weighted average cost of funds.

As a result of the foregoing, net interest income increased by $546,000, or 53.2%, for the six months ended March 31, 1997, compared to 1996. The interest rate spread increased to 2.34% for the six months ended March 31, 1997, as compared to 2.10% for the comparable 1996 six-month period. The net interest margin increased to 3.62% for the three months ended March 31, 1997, as compared to 2.70% for the comparable 1996 period.


                               Page 13 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

                Comparison of Operating Results for the Six-Month
                Periods Ended March 31, 1997 and 1996 (continued)



Allowance for Losses on Loans

It is the Association's policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). After considering the above guidelines, management decided to increase the allowance for losses on loans by $6,000 during the six months ended March 31, 1997. The provision for the six-month period ended March 31, 1996, totaled $105,000. This increase during the six months ended March 31, 1996 was primarily due to the fact that 90-day delinquent loans increased by $681,000. The properties securing these loans were sold at a sheriff's sale in October, 1996, with Peoples Federal receiving full repayment in December 1996. There can be no assurance that the allowance for losses on loans of Peoples Federal will be adequate to cover losses on nonperforming loans in the future.

Other Operating Income

Other operating income was $21,000 for the six months ended March 31, 1997, an increase of $9,000 over the 1996 amount. The increase was primarily due to late payment fees on the delinquent loans collected in December 1996. Also included in other operating income are safe deposit box rentals, negotiable order of withdrawal account fees and service fees.


                               Page 14 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


                Comparison of Operating Results for the Six-Month
                Periods Ended March 31, 1997 and 1996 (continued)



General, Administrative and Other Expense

General, administrative and other expense increased by $152,000, or 19.7%, for the six months ended March 31, 1997, compared to the same period in 1996. The principal increases for 1997 over 1996 were $98,000, or 27.9%, in employee compensation and benefits, due to the hiring of new employees and for costs accrued relative to stock benefit plans, $48,000, or 88.9%, in Ohio franchise taxes, based on increased capital from the conversion, $31,000, or 23.0%, in other operating expenses, from costs of compliance reporting requirements of a publicly owned corporation, modification of an employee benefit plan and operation of PFC. Federal deposit insurance premiums decreased by $39,000, or 51.3%, as a result of the decrease in premium rates after the special assessment by the Federal Deposit Insurance Corporation ("FDIC") recorded in the quarter ended September 30, 1996.


Federal Income Taxes

Federal income taxes are based on earnings before taxes for the six months ended March 31, 1997 and 1996. The increase of $175,000 in the provision for income taxes resulted primarily from the $502,000 increase in earnings before income taxes. The effective tax rates were 33.7% for 1997, and 30.0% for 1996.



                               Page 15 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

           Comparison of Operating Results for the Three-Month Periods
                         Ended March 31, 1997 and 1996.



General

Net earnings for the three months ended March 31, 1997, totaled $195,000, compared to $93,000 for the same period in 1996, an increase of $102,000. The primary reasons for the increase in net earnings were an increase in net interest income of $272,000, or 52.7%, which was partially offset by an increase in general, administrative and other expense of $110,000, or 28.5% and an increase in the federal income tax provision of $58,000.


Net Interest Income

Interest income on loans for the three months ended March 31, 1997, increased by $168,000, or 21.7%, over the 1996 period. This increase resulted from a $9.3 million increase in average portfolio balance outstanding, partially offset by a
 .20% decrease in weighted average yield. Interest income on mortgage-backed and related securities, investment securities and deposits increased by $10,000, or 1.7%, over the 1996 period. This increase resulted from a $1.7 million increase in average portfolio balances outstanding, partially offset by a .16% decrease in weighted average yield.

Interest paid on deposits decreased by $94,000, or 11.0%, for the six months ended March 31, 1997. This decrease resulted from a $3.2 million decline in average deposit balances and a .34% decrease in weighted average cost of funds.

As a result of the foregoing, net interest income increased by $272,000, or 52.7%, for the three months ended March 31, 1997, compared to 1996. The interest rate spread increased to 2.37% for the three months ended March 31, 1997, as compared to 2.14% for the comparable 1996 three-month period. The net interest margin increased to 3.63% for the three months ended March 31, 1997, as compared to 2.72% for the comparable 1996 period.



                               Page 16 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

               Comparison of Operating Results for the Three-Month
                Periods Ended March 31, 1997 and 1996 (continued)



Allowance for Losses on Loans

As the loan portfolio continues to increase, a provision for losses on loans of $3,000 was recorded for the three months ended March 31, 1997. No provision was recorded for the comparable three-month 1996 period.


Other Operating Income

Other operating income was $7,000 for the three months ended March 31, 1997, and $6,000 for 1996. Other operating income is comprised primarily of late payment fees on loans, safe deposit box rentals, negotiable order of withdrawal account fees, and service fees.


General, Administrative and Other Expense

General, administrative and other expense increased by $110,000, or 28.5%, for the three months ended March 31, 1997, compared to the same period in 1996. The principal increases for 1997 over 1996 were $63,000, or 36.2%, in employee compensation and benefits, primarily due to costs accrued relative to stock benefit plans, $29,000, or 78.4%, in Ohio franchise taxes, based on increased capital from the conversion, $31,000, or 47.0%, in other operating expenses, from costs of compliance reporting requirements of a publicly owned corporation, modification of an employee benefit plan and operation of PFC. Federal deposit insurance premiums decreased by $24,000, or 63.2%, as a result of the decrease in premium rates after the FDIC special assessment.


Federal Income Taxes

Federal income taxes are based on earnings before taxes for the three months ended March 31, 1997 and 1996. The increase of $58,000 in the provision for income taxes resulted primarily from the $160,000 increase in earnings before income taxes. The effective tax rates were 34.1% for 1997, and 31.6% for 1996.


                               Page 17 of 20 Pages

                                     PART II

                          PEOPLES FINANCIAL CORPORATION



ITEM 1.     Legal Proceedings
                   Not applicable

ITEM 2.     Changes in Securities
                   Not applicable

ITEM 3.     Defaults Upon Senior Securities
                   Not applicable

ITEM 4.     Submission of Matters to a Vote of Security Holders

                    On March 19, 1997, the Annual Meeting of PFC's Shareholders was held. Each of the three directors nominated were elected to terms expiring in 1999 by the following votes:

                    Victor C. Baker          For: 1,332,082      Withheld 42,784
                    Vincent G. Matecheck     For: 1,332,282      Withheld 42,584
                    Paul von Gunten          For: 1,340,782      Withheld 34,084

                    Three other matters were submitted to the shareholders, for which the following votes were cast:

                    1) Approval of the adoption of the Peoples Financial Corporation 1997 Stock Option and Incentive Plan.

                         For: 1,084,579     Against:  98,519     Abstain:    825


                    2) Approval of the adoption of the Peoples Financial Corporation Recognition and Retention Plan and Trust Agreement.

                         For: 1,033,644     Against: 148,254     Abstain:  2,025

                    3)   Approval  of the  selection  of Grant  Thornton  LLP as
                         independent   auditors  of  PFC  for  the  year  ending
                         September 30, 1997.

                         For: 1,340,150     Against:  23,692     Abstain: 11,024

ITEM 5.     Other Materially Important Events
                   Not applicable


                               Page 18 of 20 Pages

                          PEOPLES FINANCIAL CORPORATION




ITEM 6.     Exhibits and Reports on Form 8-K
            (a) Exhibits

                    3.1 Articles of Incorporation (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration
                         Statement on Form S-1 filed by Peoples Financial Corporation ("PFC") with the Securities and Exchange Commission on June 28, 1996 (the "S-1"), Exhibit 3.1).

                    3.2 Code of Regulations (Incorporated by reference to Exhibit 3.2 of the S-1).


                    10.1 Peoples  Financial  Corporation  1997 Stock  Option and
                         Incentive Plan (Incorporated by reference to Proxy Statement for 1997 Annual Meeting of Shareholders of PFC, Exhibit A).

                    10.2 Peoples Financial Corporation Recognition and Retention
                         Plan and Trust Agreement (Incorporated by reference to Proxy Statement for 1997 Annual Meeting of Shareholders of PFC, Exhibit B).

                    27 Financial data schedule for the six months ended March 31, 1997.

                    99 Safe Harbor under the Private Securities Litigation Reform Act of 1995.


            (b) Reports on Form 8-K
                Not applicable


                               Page 19 of 20 Pages

                                   SIGNATURES

                          PEOPLES FINANCIAL CORPORATION




Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 8, 1997                By: /s/ Paul von Gunten
                                         _______________________________________
                                         Paul von Gunten, President and
                                         Chief Executive Officer



Date: May 8, 1997                By: /s/ James R. Rinehart
                                         _______________________________________
                                         James R. Rinehart, Treasurer




                               Page 20 of 20 Pages