Form 10-Q
period 1997-06-30
PEOPLES FINANCIAL CORP \OH\
filed 1997-08-14
CIK 1011221

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR

[  ]       TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File No. 0-28838

                          PEOPLES FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

     Ohio                                                 34-1822228
(State or other jurisdiction of                        (I.R.S. Employer
incorporation of organization)                       Identification Number)

211 Lincoln Way East
Massillon, Ohio                                              44646
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

 Yes   X                                                      No

As of August 11, 1997, the latest practicable date, 1,465,612 common shares of the registrant, no par value, were issued and outstanding.



                               Page 1 of 20 Pages

                                      INDEX

                          PEOPLES FINANCIAL CORPORATION

                                                                      Page
PART I  - FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition ............  3
            Consolidated Statements of Earnings .......................  4
            Consolidated Statements of Cash Flows .....................  5
            Notes to Consolidated Financial Statements ................  7
            Management's Discussion and Analysis of
            Financial Condition and Results of Operations ............. 12

PART II - OTHER INFORMATION ........................................... 19

SIGNATURES ............................................................ 20



























                               Page 2 of 20 Pages


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)

                                                                June 30,    September 30,
         ASSETS                                                    1997             1996
Cash and due from banks ....................................   $    272         $    276
Interest-bearing deposits in other financial institutions ..      3,035           12,257
                                                               --------         --------
         Cash and cash equivalents .........................      3,307           12,533

Investment securities designated as available for sale -
  at market ................................................      6,078            5,087
Investment securities - at cost, approximate market value
  of $2,000 and $1,712 as of June 30, 1997 and
  September 30, 1996 .......................................      1,977            1,688
Mortgage-backed and related securities designated
  as available for sale - at market ........................     13,002           14,113
Mortgage-backed and related securities - at amortized cost,
  approximate market value of $7,489 and $9,011 as of
  June 30, 1997 and September 30, 1996 .....................      7,293            8,875
Loans receivable - net .....................................     52,083           44,206
Office premises and equipment - at depreciated cost ........      1,442            1,515
Stock in Federal Home Loan Bank - at cost ..................        788              748
Accrued interest receivable ................................        344              397
Prepaid expenses and other assets ..........................        172               95
                                                               --------         --------

         Total assets ......................................   $ 86,486         $ 89,257
                                                               ========         ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits ...................................................    $61,775         $ 64,355
Other liabilities ..........................................        268              667
Accrued federal income taxes ...............................         29               32
Deferred federal income taxes ..............................        880              497
                                                               --------         --------
         Total liabilities .................................     62,952           65,551

Shareholders' equity
  Preferred stock - authorized, 1,000,000 shares without par
    value; no shares issued ................................       --                --
  Common stock - authorized 6,000,000 shares without par
    or stated value; 1,491,012 shares issued and outstanding       --                --
  Additional paid-in capital ...............................     14,203           14,203
  Retained earnings - restricted ...........................      9,798            9,455
  Unrealized gains on securities designated as available
    for sale, net of related tax effects ...................      1,049              645
  Shares acquired by Employee Stock Ownership Plan .........       (597)            (597)
  Shares acquired by Recognition and Retention Plan ........       (919)            --
                                                               --------         --------
         Total shareholders' equity ........................     23,534           23,706
                                                               --------         --------

         Total liabilities and shareholders' equity ........   $ 86,486         $ 89,257
                                                               ========         ========


                               Page 3 of 20 Pages


                       CONSOLIDATED STATEMENTS OF EARNINGS


                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)


                                                                        Three months ended             Nine months ended
                                                                               June 30,                     June 30,
                                                                         1997         1996            1997         1996
Interest income
  Loans .........................................................     $   999      $   796          $2,880       $2,364
  Mortgage-backed and related securities ........................         375          398           1,166        1,206
  Investment securities .........................................         113           89             347          359
  Interest-bearing deposits and other ...........................          54           85             259          186
                                                                      -------      -------          ------       ------
         Total interest income ..................................       1,541        1,368           4,652        4,115

Interest expense on deposit accounts ............................         744          834           2,283        2,555
                                                                       ------       ------           -----        -----

         Net interest income ....................................         797          534           2,369        1,560

Provision for losses on loans                                               3           -                9          105
 ................................................................    --------        -----        --------       ------

         Net interest income after provision for
           losses on loans ......................................         794          534           2,360        1,455

Gain on sale of investment and mortgage-backed securities .......           7           -                7           -
Other operating income ..........................................           5            7              26           19
                                                                     --------     --------         -------      -------
 ................................................................         806          541           2,393        1,474

General, administrative and other expense
  Employee compensation and benefits ............................         254          192             703          543
  Occupancy and equipment .......................................          57           56             170          162
  Franchise taxes ...............................................          68           35             170           89
  Federal deposit insurance premiums ............................          12           39              49          115
  Data processing ...............................................          18           18              56           50
  Advertising ...................................................          10            5              30           24
  Other operating ...............................................          78           59             244          194
                                                                      -------      -------          ------       ------
         Total general, administrative and other expense ........         497          404           1,422        1,177
                                                                       ------       ------           -----        -----

         Earnings before income taxes ...........................         309          137             971          297

Federal income taxes
  Current .......................................................          95           45             155          116
  Deferred ......................................................          12           (2)            175          (25)
                                                                      -------     --------          ------      -------
         Total federal income taxes .............................         107           43             330           91
                                                                       ------      -------          ------      -------

         NET EARNINGS ...........................................     $   202     $     94         $   641      $   206
                                                                       ======      =======          ======       ======

         EARNINGS PER SHARE .....................................       $0.14          N/A           $0.45          N/A
                                                                         ====          ===            ====          ===





                               Page 4 of 20 Pages


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          PEOPLES FINANCIAL CORPORATION

                                 (In thousands)
                                                                                                      Nine months ended
                                                                                                          June 30,
                                                                                                 1997              1996
Cash flows provided by (used in) operating activities:
  Net earnings for the period ..........................................................    $     641           $   206
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation of premises and equipment .............................................           76                71
    Amortization of premiums and discounts on investment securities
      and mortgage-backed securities, net ..............................................           31                43
    Gain on sale of investment securities and mortgage-backed
      securities, net ..................................................................           (7)               -
    Amortization of deferred loan costs (fees) .........................................           (6)               22
    Provision for losses on loans ......................................................            9               105
    Federal Home Loan Bank stock dividends .............................................          (40)              (37)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable ......................................................           53                58
      Prepaid expenses and other assets ................................................          (77)             (276)
      Other liabilities ................................................................         (403)             (258)
      Accrued interest payable .........................................................            5                (2)
      Federal income taxes
        Current ........................................................................           (3)               43
        Deferred .......................................................................          175               (25)
                                                                                             --------           -------
         Net cash provided by (used in) operating activities ...........................          454               (50)

Cash flows provided by (used in) investing activities:
  Purchase of mortgage-backed and related securities designated
    as available for sale ..............................................................       (3,499)              (973)
  Principal repayments on mortgage-backed and related securities .......................        3,741              3,859
  Proceeds from sales of mortgage-backed securities designated as
    available for sale .................................................................        2,547                 -
  Purchase of investment securities ....................................................       (1,000)            (1,000)
  Purchase of investment securities designated as available for sale ...................       (1,500)                -
  Principal repayments and maturities of investment securities .........................          912              4,625
  Proceeds from sales of investment securities designated as
    available for sale .................................................................          800                 -
  Loan principal repayments ............................................................       11,657              5,802
  Loan disbursements ...................................................................      (19,537)            (9,006)
  Purchase of office premises and equipment ............................................           (4)               (60)
                                                                                           ----------            -------
         Net cash provided by (used in) investing activities ...........................       (5,883)             3,247


                               Page 5 of 20 Pages


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

                                 (In thousands)

                                                                                                     Nine months ended
                                                                                                         June 30,
                                                                                                 1997              1996
Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts ..........................................     $ (2,580)           $   980
  Purchase of shares for Recognition and Retention Plan ................................         (919)                -
  Cash dividends paid ..................................................................         (298)                -
                                                                                             --------              ----
         Net cash provided by (used in) financing activities ...........................       (3,797)               980
                                                                                              -------             ------

Net increase (decrease) in cash and cash equivalents ...................................       (9,226)             4,177

Cash and cash equivalents at beginning of period .......................................       12,533              1,864
                                                                                               ------              -----

Cash and cash equivalents at end of period .............................................     $  3,307             $6,041
                                                                                              =======              =====

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
    Federal income taxes ...............................................................    $     158           $     73
                                                                                             ========            =======

    Interest on deposits ................................................................    $  2,279             $2,557
                                                                                              =======              =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for sale,
    net of related tax effects ..........................................................   $     404          $       8
                                                                                             ========           ========














                               Page 6 of 20 Pages

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          PEOPLES FINANCIAL CORPORATION

                   For the three- and nine-month periods ended
                             June 30, 1997 and 1996

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

1. Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Financial Corporation included in the Annual Report on Form 10-KSB for the year ended September 30, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-and nine-month periods ended June 30, 1997 and 1996, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2. Principles of Consolidation
The accompanying consolidated financial statements include the accounts of PFC and Peoples Federal. All significant intercompany items have been eliminated.










                               Page 7 of 20 Pages

                          PEOPLES FINANCIAL CORPORATION

                   For the three- and nine-month periods ended
                             June 30, 1997 and 1996

3. Approval of Peoples Financial Corporation 1997 Stock Option and Incentive Plan and Peoples Financial Corporation Recognition and Retention Plan and Trust Agreement. On March 19, 1997, the shareholders approved the Peoples Financial Corporation Stock Option and Incentive Plan ("Stock Option Plan") and the Peoples Financial Corporation Recognition and Retention Plan and Trust Agreement ("Recognition and Retention Plan"). Under the Stock Option Plan, options to purchase a total of 104,371 shares were granted to directors, officers and employees. Under the Recognition and Retention Plan, 47,712 shares were awarded to directors, officers and other key employees. During the quarter ended June 30, 1997, the Recognition and Retention Plan acquired the total number of shares it is authorized to hold.

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









                               Page 8 of 20 Pages

                          PEOPLES FINANCIAL CORPORATION

                   For the three- and nine-month periods ended
                             June 30, 1997 and 1996

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

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on PFC's consolidated financial position or results of operations.





                               Page 9 of 20 Pages

                          PEOPLES FINANCIAL CORPORATION

                   For the three- and nine-month periods ended
                             June 30, 1997 and 1996
4. Effects of Recent Accounting Pronouncements (continued)
In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. Based upon the provisions of SFAS NO. 128, the PFC's basic and diluted earnings per share for the nine- and three-month periods ended June 30, 1997 would have been $.45 and $.14, respectively.

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

6. Earnings Per Share

Earnings per share for the three and nine months ended June 30, 1997, is based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 59,678 unallocated ESOP shares, totaled 1,431,334 for the three and nine months ended June 30, 1997.

The provisions of Accounting Principles Board Opinion No. 15, "Earnings per Share" are not applicable to the three- and nine-month periods ended June 30, 1996, as the Corporation completed its conversion to stock form in September 1996.






                               Page 10 of 20 Pages

                          PEOPLES FINANCIAL CORPORATION

                   For the three- and nine-month periods ended
                             June 30, 1997 and 1996

7.  Reclassifications

Certain prior year amounts have been reclassified to conform to the 1997 consolidated financial presentation.

































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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of allowance for losses on loans, legislative changes with respect to the federal thrift charter and the effect of certain accounting pronouncements.

                 Discussion of Financial Condition Changes from
                       September 30, 1996 to June 30,1997

PFC's assets totaled $86.5 million as of June 30, 1997, a decrease of $2.8 million, or 3.1%, from the September 30, 1996 total. This change in assets resulted primarily from a decrease in deposits of $2.6 million and a $919,000 acquisition of PFC shares for the Recognition and Retention Plan, which was partially offset by an increase in undistributed net earnings of $343,000. Changes in operating assets from September 30, 1996 levels consisted of increases of $1.3 million in investment securities and $7.9 million in net loans receivable, which were offset by decreases in mortgage-backed securities of $2.7 million and cash and cash equivalents of $9.2 million.

Cash and cash equivalents totaled $3.3 million at June 30, 1997, a decrease of $9.2 million, or 73.6%, from the total at September 30, 1996. Excess funds were redeployed primarily to loans, higher-yielding investment securities and to fund deposit outflows.

Investment securities totaled $8.1 million at June 30, 1997, an increase of $1.3 million, or 18.9%, over the total at September 30, 1996. This increase resulted primarily from purchases of $2.5 million and net fair value appreciation of $493,000, offset by sales of $800,000, maturities of $712,000 and principal repayments of $200,000.




                               Page 12 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

                 Discussion of Financial Condition Changes from
                 September 30, 1996 to June 30,1997 (continued)

Mortgage-backed securities totaled $20.3 million at June 30, 1997, a decrease of $2.7 million, or 11.7%, from the total at September 30, 1996. This decrease resulted primarily from sales of $2.5 million and principal repayments of $3.7 million, which were partially offset by purchases of $3.5 million and net fair value appreciation of $120,000. Sales proceeds and principal repayments were primarily used to fund new lending.

Net loans receivable totaled $52.1 million at June 30, 1997, an increase of $7.9 million, or 17.8%, over the September 30, 1996, total. The increase is attributed to Peoples Federal's continued focus on its marketing program to originate new mortgage and home equity loans at the main office and the branch lending office. The allowance for loan losses totaled $202,000 at June 30, 1997, an increase of $9,000 over the balance at September 30, 1996. The allowance represented .4% of total loans at June 30, 1997, as compared to .4% of total loans and 772.0% of nonperforming loans at September 30, 1996. There were no nonperforming loans at June 30, 1997, while total nonperforming loans were $25,000 at September 30, 1996.

Deposits totaled $61.8 million at June 30, 1997, a decrease of $2.6 million, or 4.0%, from the September 30, 1996, amount. During the three months ended June 30, 1997, deposits decreased as Peoples Federal offered rates designed to reduce the cost of funds.

Peoples Federal is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for the maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to 3% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations. As of June 30, 1997, the Association's tangible and core capital totaled $15.8 million, or 20.0%, which exceeded the minimum requirements of $1.2 million and $2.4 million by $14.6 million and $13.4 million, respectively. As of June 30, 1997, the Association's risk-based capital was $16.0 million, or 45.3% of risk-weighted assets, exceeding the minimum requirement by $13.2 million.




                               Page 13 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

           Comparison of Operating Results for the Nine-Month Periods
                          Ended June 30, 1997 and 1996

General

Net earnings for the nine months ended June 30, 1997, totaled $641,000, compared to $206,000 for the same period in 1996, an increase of $435,000, or 211.2%. The primary reasons for the increase in net earnings were an increase in net interest income of $809,000, or 51.9%, and a decrease in provision for losses on loans of $96,000, or 91.4%, which were partially offset by an increase in general, administrative and other expense of $245,000, or 20.8% and an increase in the federal income tax provision of $239,000.

Net Interest Income

Interest income on loans for the nine months ended June 30, 1997, increased by $516,000, or 21.8%, over the 1996 period. This increase resulted from a $9.3 million increase in the average loan portfolio balance outstanding, partially offset by a decrease in weighted average yield from 8.13% to 7.99%. Interest income on mortgage-backed and related securities, investment securities and deposits increased by $21,000, or 1.2%, over the 1996 period. This increase resulted from a $984,000 increase in average portfolio balances outstanding, partially offset by a decrease in weighted average yield from 6.31% to 6.22%.

Interest expense on deposits decreased by $272,000, or 10.6%, for the nine months ended June 30, 1997, as compared to 1996. This decrease resulted from a $3.9 million decline in average deposit balances and a .26% decrease in weighted average cost of funds from 5.08% in 1996 to 4.82% in 1997.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $809,000, or 51.9%, for the nine months ended June 30, 1997, compared to 1996. The interest rate spread increased to 2.39% for the nine months ended June 30, 1997, as compared to 2.16% for the comparable 1996 nine-month period. The net interest margin increased to 3.67% for the nine months ended June 30, 1997, as compared to 2.75% for the comparable 1996 period.






                               Page 14 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

               Comparison of Operating Results for the Nine-Month
                Periods Ended June 30, 1997 and 1996 (continued)

Allowance for Losses on Loans

It is the Association's policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). After considering the above guidelines, management decided to increase the allowance for losses on loans by $9,000 during the nine months ended June 30, 1997. The provision for the nine-month period ended June 30, 1996, totaled $105,000. This increase during the nine months ended June 30, 1996 was primarily due to the fact that 90-day delinquent loans increased by $681,000. The properties securing these loans were sold at a sheriff's sale in October, 1996, with Peoples Federal receiving full repayment in December 1996. There can be no assurance that the allowance for losses on loans of Peoples Federal will be adequate to cover losses on nonperforming loans in the future.

Other Operating Income

Other operating income totaled $33,000 for the nine months ended June 30, 1997, an increase of $14,000 over the 1996 amount. The increase was primarily due to net gains of $7,000 on sales of mortgage-backed and investment securities in April and May, 1997 and late payment fees on the delinquent loans collected in December 1996. Also included in other operating income are safe deposit box rentals, negotiable order of withdrawal account fees and service fees.













                               Page 15 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


               Comparison of Operating Results for the Nine-Month
                Periods Ended June 30, 1997 and 1996 (continued)


General, Administrative and Other Expense

General, administrative and other expense increased by $245,000, or 20.8%, for the nine months ended June 30, 1997, compared to the same period in 1996. The principal increases for 1997 over 1996 were $160,000, or 29.5%, in employee and director compensation and benefits, due to the hiring of new employees and $133,000 for costs accrued relative to stock benefit plans, $81,000, or 91.0%, in Ohio franchise taxes, based on increased capital from the conversion, $50,000, or 25.8%, in other operating expenses, from costs of compliance reporting requirements of a publicly owned corporation, modification of an employee benefit plan and operation of PFC. Federal deposit insurance premiums decreased by $66,000, or 57.4%, as a result of the decrease in premium rates after the special assessment by the Federal Deposit Insurance Corporation ("FDIC") recorded in the quarter ended September 30, 1996.

Federal Income Taxes

Federal income taxes are based on earnings before taxes for the nine months ended June 30, 1997 and 1996. The increase of $239,000 in the provision for income taxes resulted primarily from the $674,000 increase in earnings before income taxes. The effective tax rates were 34.0% for 1997, and 30.6% for 1996.















                               Page 16 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

           Comparison of Operating Results for the Three-Month Periods
                          Ended June 30, 1997 and 1996

General

Net earnings for the three months ended June 30, 1997, totaled $202,000, compared to $94,000 for the same period in 1996, an increase of $108,000. The primary reasons for the increase in net earnings were an increase in net interest income of $263,000, or 49.3%, which was partially offset by an increase in general, administrative and other expense of $93,000, or 23.0% and an increase in the federal income tax provision of $64,000.

Net Interest Income

Interest income on loans for the three months ended June 30, 1997, increased by $203,000, or 25.5%, over the 1996 period. This increase resulted from a $10.9 million increase in average portfolio balance outstanding, partially offset by a
 .10% decrease in weighted average yield. Interest income on mortgage-backed and related securities, investment securities and deposits decreased by $30,000, or 5.2%, from the 1996 period. This increase resulted from a $2.1 million decrease in average portfolio balances outstanding, partially offset by a .04% increase in weighted average yield.

Interest paid on deposits decreased by $90,000, or 10.8%, for the three months ended June 30, 1997. This decrease resulted from a $5.3 million decline in average deposit balances and a .16% decrease in weighted average cost of funds.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $263,000, or 49.3%, for the three months ended June 30, 1997, compared to 1996. The interest rate spread increased to 2.50% for the three months ended June 30, 1997, as compared to 2.28% for the comparable 1996 three-month period. The net interest margin increased to 3.78% for the three months ended June 30, 1997, as compared to 2.83% for the comparable 1996 period.








                               Page 17 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

               Comparison of Operating Results for the Three-Month
                Periods Ended June 30, 1997 and 1996 (continued)

Allowance for Losses on Loans

As the loan portfolio continues to increase, a provision for losses on loans of $3,000 was recorded for the three months ended June 30, 1997. No provision was recorded for the comparable three-month 1996 period.

Other Operating Income

Other operating income totaled $12,000 for the three months ended June 30, 1997, and $7,000 for 1996. The increase was primarily due to net gains on the sales of investments in April and May, 1997. Also included in other operating income are late payment fees on loans, safe deposit box rentals, negotiable order of withdrawal account fees, and service fees.

General, Administrative and Other Expense
General, administrative and other expense increased by $93,000, or 23.0%, for the three months ended June 30, 1997, compared to the same period in 1996. The principal increases for 1997 over 1996 were $62,000, or 32.3%, in employee and director compensation and benefits, primarily due to costs accrued relative to stock benefit plans; $33,000, or 94.3%, in Ohio franchise taxes, based on increased capital from the conversion; $5,000, or 100.0%, in advertising due to lower than normal costs in 1996 while changing advertising media; and $19,000, or 32.2%, in other operating expenses, principally from costs of compliance reporting requirements of a publicly owned corporation and operation of PFC. Federal deposit insurance premiums decreased by $27,000, or 69.2%, as a result of the decrease in premium rates after the FDIC special assessment.

Federal Income Taxes
Federal income taxes are based on earnings before taxes for the three months ended June 30, 1997 and 1996. The increase of $64,000 in the provision for income taxes resulted primarily from the $172,000 increase in earnings before income taxes. The effective tax rates were 34.6% for 1997, and 31.4% for 1996.






                               Page 18 of 20 Pages

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

ITEM 2.     Changes in Securities
                   Not applicable

ITEM 3.     Defaults Upon Senior Securities
                   Not applicable

ITEM 4.     Submission of Matters to a Vote of Security Holders
                   Not applicable

ITEM 5.     Other Materially Important Events
                   Not applicable

ITEM 6.     Exhibits and Reports on Form 8-K
                27 Financial data schedule for the nine months ended June 30, 1997.

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


Date:      August 11, 1997               By:/s/ Paul von Gunten
      -----------------------          ---------------------------
                                            Paul von Gunten, President and
                                            Chief Executive Officer

Date:      August 11, 1997               By:/s/ James R. Rinehart
      ----------------------             -------------------------
 .                                           James R. Rinehart, Treasurer






























                               Page 20 of 20 Pages