Form 10KSB
period 1997-09-30
PEOPLES FINANCIAL CORP \OH\
filed 1997-12-23
CIK 1011221

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 1997

                           OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

           For the transition period from______________to___________________

         Commission File Number: 0-28838

                          PEOPLES FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)

                   Ohio                                  34-1822228
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification Number)

                   211 Lincoln Way East, Massillon, Ohio 44646
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (330) 832-7441

               Securities registered pursuant to Section 12(b) of
                  the Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                        Common Shares, without par value
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended September 30, 1997, were $6.3 million.

     Based upon the average bid and asked prices quoted by The Nasdaq Stock Market, the aggregate market value of the voting stock held by non-affiliates of the issuer on December 5, 1997, was $15.8 million.

     1,416,612 of the issuer's common shares were issued and outstanding on December 5, 1997.

                                     PART I

Item 1.       Description of Business

         Peoples Financial Corporation ("PFC"), an Ohio corporation formed in 1995, is a unitary savings and loan holding company which owns all of the issued and outstanding common stock of Peoples Federal Savings and Loan Association of Massillon ("Peoples Federal"), a savings and loan association chartered under the laws of the United States. On September 12, 1996, PFC acquired all of the common stock issued by Peoples Federal upon its conversion from mutual to stock form (the "Conversion").

         Because PFC's activities have been limited primarily to holding the common stock of Peoples Federal since acquiring such common stock in connection with the Conversion, the following discussion focuses primarily on the business of Peoples Federal.

General

         Peoples  Federal  is  principally  engaged  in the  business  of making permanent first and second mortgage loans secured by one- to four-family residential real estate located in Peoples Federal's primary market area and investing in U.S. Government and agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities, municipal securities and automobile loan pass-through certificates. Peoples Federal also originates loans for the construction of residential real estate and loans secured by multifamily real estate (over four units) and nonresidential real estate. The origination of consumer loans, including unsecured loans and loans secured by deposits, constitutes a small portion of Peoples Federal's lending activities. Loan funds are obtained primarily from deposits, which are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"), and loan and mortgage-backed and related securities repayments.

         Peoples Federal conducts business from its main office and a full-service branch office, both located in Massillon, Ohio, and a lending office in the Belden Village area of North Canton, Ohio. Massillon is located eight miles west of Canton, 32 miles south of Akron and 50 miles south of Cleveland. Peoples Federal's primary market area consists of Stark County, Ohio, and adjacent counties.

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

Lending Activities

         General. Peoples Federal's primary lending activity is the origination of conventional mortgage loans secured by one- to four-family homes located in Peoples Federal's primary market area and home equity loans secured by first or second mortgages. Loans for the construction of one- to four-family homes and mortgage loans on multifamily properties containing five units or more and nonresidential properties are also offered by Peoples Federal. Peoples Federal does not originate loans insured by the Federal Housing Administration or loans guaranteed by the Veterans Administration. In addition to mortgage lending, Peoples Federal makes unsecured loans and consumer loans secured by deposits. Peoples Federal does not originate its loans in accordance with traditional secondary market guidelines and has not sold any loans.

         Loan Portfolio Composition. The following table presents certain information with respect to the composition of Peoples Federal's loan portfolio at the dates indicated:

                                                                 At September 30,
                                                                                      1996
                                                  1997
                                                        Percent                       Percent
                                                       of total                       of total
                                            Amount       loans         Amount          loans
                                                             (Dollars in thousands)
Residential real estate loans:
   One- to four-family (first and
     second mortgage)                      $48,026       77.32%       $34,542           68.18%
   Home equity (secured by mortgages)        1,548        2.49          1,316            2.60
   Multifamily                                 345         .55            122             .24
Nonresidential real estate loans             2,653        4.27          3,695            7.29
Construction loans                           9,140       14.72         10,579           20.88
                                        ----------     -------       --------         -------

     Total real estate loans                61,712       99.35         50,254           99.19

Consumer loans:
   Loans on deposits                           225         .36            185             .36
   Other consumer loans                         176        .29            227             .45
                                        -----------  ---------     ----------       ---------

     Total consumer loans                       401        .65            412             .81
                                        -----------  ---------     ----------       ---------

Total loans                                 62,113      100.00%        50,666          100.00%
                                                        ======                         ======
   Net items:
     Deferred loan origination costs            48                         70
     Loans in process                       (5,374)                    (6,337)
     Allowance for loan losses                (145)                      (193)
                                        ----------                 -----------

     Net loans                             $56,642                    $44,206
                                           =======                    =======


         Loan  Maturity  Schedule.   The  following  table  sets  forth  certain
information as of September 30, 1997, regarding the dollar amount of loans maturing in Peoples Federal's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                         Due during the year ending        Due 4-5      Due 6-10     Due 11-20   Due more than
                                  September 30,          years after   years after  years after  20 years after
                           1998       1999        2000     9/30/97       9/30/97      9/30/97       9/30/97         Total
                          -----      -----       -----     -------       -------      -------       -------       -------
                                                                  (In thousands)
Mortgage loans:
  One- to four-family
    (first mortgage)    $11,295     $2,486      $2,541      $4,911       $11,183      $13,433       $11,317       $57,166
  Home equity (second
    mortgage)                94        104         110         236           639          365             -         1,548
  Multifamily                11         13          14          32           108          167             -           345
  Nonresidential            329        192         210         474           982          466             -         2,653
Consumer loans              160        122          63          51             5            -             -           401
                        -------     ------      ------      ------      -------      -------       -------       -------

     Total loans        $11,889     $2,917      $2,938      $5,704       $12,917      $14,431       $11,317       $62,113
                        =======     ======      ======      ======       =======      =======       =======       =======


         Of the loans due more than one year after September 30, 1997, loans with aggregate balances of $41.0 million have fixed rates of interest, and loans with aggregate balances of $9.2 million have adjustable interest rates.

         One- to Four-Family Residential Real Estate Loans. The primary lending activity of Peoples Federal has been the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family residences, located within Peoples Federal's designated lending area. Peoples Federal also originates loans for the construction of one- to four-family residences and home equity loans secured by first or second mortgages on single-family, owner-occupied, residential real estate. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any.

         OTS regulations limit the amount that Peoples Federal may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, Peoples Federal makes fixed-rate first mortgage loans on single-family or duplex, owner-occupied residences up to 95% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). Low- to moderate-income loans are granted up to 95% on single-family or duplex, owner-occupied residences. Home equity loans secured by first or second mortgages are made with a maximum combined LTV for the first and second mortgage of 80%. Peoples Federal makes adjustable-rate first mortgage loans for investment purposes on one- to four-family, nonowner-occupied residences in amounts up to 75% LTV. Peoples Federal requires private mortgage insurance ("PMI") for the amount of loans in excess of 80% of the value of the real estate securing such loans. PMI is required for the amount of any loan in excess of 85% of the value of the real estate and improvements for low- to moderate-income loans. Fixed-rate residential real estate loans are offered by Peoples Federal for terms of up to 30 years.

         Adjustable-rate mortgage loans are offered by Peoples Federal for terms of up to 30 years and with various alternative features. The interest rate adjustment periods on ARMs are either one year, three years or a fixed rate for 10 years followed by one-year adjustment periods. The interest rate adjustments on ARMs presently originated by Peoples Federal are tied to changes in the weekly average yield on the one- and three-year U.S. Treasury constant maturities index, respectively. Rate adjustments are computed by adding a stated margin, typically 2.75%, to the index. The maximum allowable adjustment at each adjustment date is usually 1% with a maximum adjustment of 3% over the term of the loan, although Peoples Federal will make available an ARM with a 2% maximum adjustment at each adjustment date and a maximum adjustment of 6% over the term of the loan. The initial rate is dependent, in part, on how often the rate can be adjusted. Peoples Federal also offers an ARM on two- to four-family properties with a margin of 3.5% over the index and 2% and 6% maximum adjustments at each adjustment date and over the term of the loan, respectively. Peoples Federal originates ARMs which have initial interest rates lower than the sum of the index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully-indexed level, although such increase is considered in Peoples Federal's underwriting of any such loans with a one-year adjustment period.

         The aggregate amount of Peoples Federal's one- to four-family residential real estate loans, excluding construction loans, equaled approximately $49.6 million at September 30, 1997, and represented 79.8% of loans at such date. The largest individual loan balance on a one- to four-family loan at such date was $506,000. At such date, no loans secured by one- to four-family residential real estate were more than 90 days delinquent or nonaccruing.

         In April 1997, Peoples Federal began offering loans to borrowers to build or buy a new residence using the equity in their current residence as the down payment. Bridge loans are structured as temporary mortgage loans, with interest payments only required, at a fixed rate with a term of two years. The maximum loan amount offered is $125,000. In addition, the maximum total amount of bridge loans Peoples Federal's policy authorizes to have outstanding at any one time is $1,000,000. If the current residence is not sold within the two-year period, the bridge loan must be converted to a non-owner-occupied mortgage loan.

         Bridge loans are considered to involve a greater degree of risk due to the fact that the borrower may also have a construction loan from Peoples Federal at the same time. The risk is reduced by requiring any other liens on the current residence to be paid off with the proceeds of the loan or before a loan is granted, requiring a maximum LTV of 80% of the current residence and evaluating the credit history of the borrower. The risk is also reduced by Peoples Federal's overall limitation.

         At September 30, 1997, one- to four-family mortgage loans included $621,000, or 1.0% of total loans, invested in bridge loans secured by property located within the primary lending area. At such date, no bridge loans were delinquent.

         Multifamily Residential Real Estate Loans. In addition to loans on one- to four-family properties, Peoples Federal makes loans secured by multifamily properties containing over four units. Such loans are made with adjustable interest rates, a maximum LTV of 75% and a maximum term of 30 years.

         Multifamily lending is generally considered to involve a higher degree of risk because the loan amounts are larger and the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Peoples Federal attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships. Peoples Federal currently requires that borrowers agree to submit financial statements, rent rolls and tax returns annually to enable Peoples Federal to monitor the loans.

         At September 30, 1997, loans secured by multifamily properties totaled approximately $345,000, or .6% of total loans, all of which were secured by property located within Peoples Federal's primary market area and all of which were performing in accordance with their terms. The largest property securing such a loan is a twelve-unit apartment building.

         Construction Loans. Peoples Federal makes loans for the construction of residential and nonresidential real estate. Such loans are structured as permanent loans with fixed rates of interest and for terms of up to 30 years. Although most of the construction loans originated by Peoples Federal historically were made to owner-occupants for the construction of single-family homes by a general contractor, throughout the last two fiscal years, Peoples Federal has also made loans to developers who did not have a purchaser for the property at the time the loan was made.

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

         At September 30, 1997, a total of $9.1 million, or approximately 14.7% of Peoples Federal's total loans, consisted of construction loans. All of Peoples Federal's construction loans are secured by property located within Peoples Federal's primary market area, and the economy of such lending area has been relatively stable. At September 30, 1997, all of such loans were performing in accordance with their terms.

         Nonresidential Real Estate Loans. Peoples Federal also makes loans secured by nonresidential real estate consisting of retail stores, office buildings, churches, a theater, manufacturing facilities, an industrial facility and a warehouse. Such loans generally are originated with terms of up to 20 years and a minimum loan amount of $20,000 and a maximum loan amount of $500,000. Such loans have a maximum LTV of 75%. Peoples Federal makes loans for land development in amounts up to 75% LTV and a maximum term of three years. Peoples Federal also makes loans on undeveloped land in amounts up to 65% LTV and a maximum term of five years.

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

         At September 30, 1997, Peoples Federal had a total of $2.7 million invested in nonresidential real estate loans, all of which were secured by property located within Peoples Federal's primary market area. Such loans comprised approximately 4.3% of Peoples Federal's total loans at such date. At such date, Peoples Federal had no delinquent nonresidential real estate loans.

         Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its tangible capital. At September 30, 1997, Peoples Federal's nonresidential mortgage loans totaled 16.5% of Peoples Federal's tangible capital.

         Consumer Loans. Peoples Federal makes various types of consumer loans, including unsecured loans and loans secured by deposits. Such loans are made only at fixed rates of interest for terms of up to five years. Peoples Federal has been attempting to increase its consumer loan portfolio as part of its interest rate risk management efforts and because a higher rate of interest is received on consumer loans.

         Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Although Peoples Federal has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase.

         At September 30, 1997, Peoples Federal had approximately $401,000, or .7% of its total loans, invested in consumer loans. Of such amount, loans with outstanding balances totaling approximately $2,000, or .5% of its consumer loan balance, were more than 90 days delinquent and nonaccruing.

         Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper and radio advertisements, solicitations by Peoples Federal's lending staff and walk-in customers.

         Loan applications for permanent mortgage loans are taken by loan personnel. Peoples Federal obtains a credit report, verification of employment and other documentation concerning the credit-worthiness of the borrower. Peoples Federal limits the ratio of mortgage loan payments to the borrower's income to 28% and the ratio of the borrower's total debt payments to income to 38%. An appraisal of the fair market value of the real estate on which Peoples Federal will be granted a mortgage to secure the loan is prepared by an independent fee appraiser approved by the Board of Directors. Since 1993, Peoples Federal has required a survey of the property securing every real estate loan. In 1994, Peoples Federal adopted an environmental policy. Pursuant to such policy, Peoples Federal requires a Phase I Environmental Site Assessment by an approved environmental consultant during processing of an application for any commercial real estate loan in the amount of $250,000 or greater and before foreclosing on any real estate. For nonresidential real estate loans of less than $250,000, single-family homes, duplexes and multi-family homes, the borrower is required to complete an Environmental Inspection Questionnaire. For larger multi-tenant properties, including apartment buildings, nursing homes and day care centers, tests for lead paint, lead in the drinking water and radon are performed. Significant negative information from any such questionnaire or tests may result in further investigation.

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

         Loan Originations, Purchases and Sales. Peoples Federal originated only fixed-rate loans until July 1995. Peoples Federal has never sold loans and does not originate its loans in accordance with secondary market guidelines.

         The  following   table  presents   Peoples   Federal's   mortgage  loan
origination and participation activity for the periods indicated:

                                                      Year ended September 30,
                                                  1997                 1996
                                                         (In thousands)
Loans originated:
   One- to four-family residential (1)             $26,839            $18,742
   Multifamily residential                               -                350
   Nonresidential                                      599                927
   Consumer                                            332                354
                                                ----------         ----------
     Total loans originated                         27,770             20,373
                                                  --------           --------

Reductions:
   Principal repayments                            (16,323)            (8,805)
Increase (decrease) in other items, net (2)            989             (5,383)
                                                ----------          ---------
     Net increase                                  $12,436           $  6,185
                                                   =======           ========
-----------------------------

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

         Based on such limits, Peoples Federal was able to lend approximately $2.4 million to one borrower at September 30, 1997. The largest amount Peoples Federal had outstanding to one borrower at September 30, 1997, was $1.0 million, consisting of four loans. Such loans were secured by a single-family residence, nonresidential real estate and two residences under construction for which the contractor had no purchaser when construction started. All of such loans were current at September 30, 1997.

         Delinquent Loans, Nonperforming Assets and Classified Assets. When a borrower fails to make a required payment on a loan, Peoples Federal attempts to cause the delinquency to be cured by contacting the borrower. In most cases, delinquencies are cured promptly.

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

         Real estate acquired by Peoples Federal as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired it is initially recorded by Peoples Federal at the lower of cost or fair value of the real estate, less estimated costs to sell. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry other real estate are charged to expense.
Peoples Federal had no REO property at September 30, 1997.

         Peoples Federal evaluates a loan for nonaccrual status when the payments are 90 days or more past due.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                       September 30,
                                       1997                              1996
                                       ------                            ----
                                                 Percent                            Percent
                                                 of total                           of total
                             Number     Amount    loans      Number      Amount      loans
                                                  (Dollars in thousands)
Loans delinquent for (1):
  30 - 59 days                   6        $150      .24%       12     $   342         .68%
  60 - 89 days                   5          51      .08         4           99         .20
  90 days and over               1           2      .01         6          597        1.18
                               ---     -------      ---       ---      -------        ----
   Total delinquent loans       12        $203      .33%       22       $1,038        2.06%
                                ==        ====      ===        ==      ======         ====
-------------------------------------

(1) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.


         The following table sets forth information with respect to the accrual and nonaccrual status of Peoples Federal's loans which are 90 days or more past due and other nonperforming assets at the dates indicated:

                                                        At September 30,
                                                    1997               1996
                                                 -------            -------
                                                    (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
   Real estate:
     Residential                                 $    -              $  25
     Nonresidential                                   -                  -
   Consumer                                           2                  -
                                                 ------            -------

     Total nonaccruing loans                          2                 25

Accruing loans contractually past due 90
  days or more:
     Real estate:
       Residential                                    -                  -
       Nonresidential                                 -                572(1)
     Consumer                                         -                  -
                                                -------             ------
     Total accruing loans contractually past
       due 90 days or more                            -                572

Automobile loan pass-through certificates            33                  -
                                                 ------             ------

     Total nonperforming assets                   $  35               $597
                                                  =====               ====

     Total loan loss allowance                     $145               $193
                                                   ====               ====

     Total nonperforming assets as
        a percentage of total assets                .04%               .67%
                                                    ===                ===
Loan loss allowance as a percent
   of nonperforming loans                        7,250%              32.33%
                                                 =====               =====
-----------------------------------

(1) The properties securing these loans were sold in October 1996, and the loans were paid in full.

         For the year ended September 30, 1997, gross interest income which would have been recorded had non-accruing loans been current in accordance with their original terms was less than $1,000. During the year ended September 30, 1997, less than $1,000 was recorded as interest income as former nonaccruing loans were returned to accrual status. During the periods shown, Peoples Federal had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15. There are no loans which are not currently classified as nonaccrual, more than 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

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

         At September 30, 1997, Peoples Federal had $33,000 of automobile loan pass-through certificates classified as substandard. During September 1997, a permanent writedown of $60,000 to the estimated recoverable value was recorded in conjunction with these certificates.

         No loans in Peoples Federal's portfolio were classified as problem assets at September 30, 1997.

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

         Allowance for Loan Losses. Peoples Federal maintains an allowance for loan losses based upon a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience, possible losses arising from specific problem assets and changes in the composition of the loan portfolio.

         The single largest component of Peoples Federal's loan portfolio consists of one- to four-family residential real estate loans. Substantially all of these loans are secured by residential real estate and require a down payment of 20% of the lower of the sales price or appraised value of the real estate. In addition, all of these loans are secured by property in Peoples Federal's primary lending area. Peoples Federal's practice of making loans only in its local market area and requiring a 20% down payment have contributed to a low charge-off history.

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

         Management believes that maintenance of the allowance at current levels is prudent. The allowance for loan losses is reviewed quarterly by the Board of Directors. While the Board of Directors believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected, if circumstances differ substantially from the assumptions used in making the final determination.

         The following table sets forth an analysis of Peoples Federal's allowance for loan losses for the periods indicated.

                                               For the year ended September 30,
                                                    1997                 1996
                                                   -----                 ----
                                                    (Dollars in thousands)
Balance at beginning of period                     $193                 $ 80

Charge-offs                                          60                    -
Recoveries                                            -                    8
Provision for loan losses (charged to
   operations)                                       12                  105
                                                 ------                -----
Balance at end of period                           $145                 $193
                                                   ====                 ====
Ratio of net charge-offs (recoveries) to
   average net loans outstanding during
   the period                                      .12%                (.02%)
Ratio of allowance for loan losses to
   total loans                                     .23%                 .38%

         At September 30, 1997, $20,000 of the allowance for loan losses was allocated to nonresidential loans and $125,000 was allocated to residential loans. At September 30, 1996, $40,000 of the allowance for loan losses was allocated to nonresidential loans and $153,000 was allocated to residential loans.

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

         Peoples Federal has also invested in mortgage-backed securities issued by two other issuers. The first security represents a $897,000 interest in a trust fund consisting primarily of a pool of conventional adjustable-rate mortgage loans secured by first liens on multifamily residential real estate originated by Guardian Savings and Loan Association located in California ("Guardian Savings"). Peoples Federal receives a portion of the principal and interest payments made on the underlying loans. The risks of such securities include the possibility that borrowers will default on the loans or that borrowers will pay the loans before maturity, reducing the yield on Peoples Federal's investment.

         The second such security represents the right to receive principal and interest payments from mortgage loans obtained by persons purchasing timeshare units in Discovery Beach Resort and Tennis Club in Cocoa Beach, Florida. The loans are secured by mortgages on the underlying timeshare units. As with the Guardian Savings securities, this security's risks include default on or early repayment of the loans. As the collateral for the loans is vacation property, it can reasonably be anticipated that a borrower might default on such a loan rather than default on a loan secured by a primary residence. The market value of such security at September 30, 1997, was $179,000.

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

         Mortgage-backed and related securities generally yield less than individual loans originated by Peoples Federal. In addition, a high rate of prepayment of the underlying loans could have a material negative effect on the yield on the securities, which are purchased at a premium over their original principal amounts. Mortgage-backed and related securities present less credit risk than loans originated by Peoples Federal and held in its portfolio, and Peoples Federal has purchased adjustable-rate mortgage-backed and related securities as part of its effort to reduce its interest rate risk. If interest rates rise in general, including the interest paid by Peoples Federal on its liabilities, the interest rates on the loans backing the mortgage-backed and related securities will also adjust upward. At September 30, 1997, $8.8 million of Peoples Federal's mortgage-backed and related securities had adjustable rates.

         The following table sets forth the carrying value of Peoples Federal's mortgage-backed and related securities at the dates indicated.

                                                           At September 30,
                                                     1997                 1996
                                                           (In thousands)
FNMA certificates                                 $  1,379               $2,637
GNMA certificates                                    6,470                8,823
FHLMC certificates                                   4,260                7,926
Guardian Savings and Loan certificate                  897                  972
Discovery Resort Limited Partnership Notes             179                  289
FNMA and FHLMC real estate mortgage
   investment conduits ("REMICs")                    2,313                2,341
                                                 ---------               ------
   Total mortgage-backed and related
     securities                                    $15,498              $22,988
                                                   =======              =======

         The following table sets forth information regarding scheduled maturities, amortized costs, market value and weighted average yields of Peoples Federal's mortgage-backed and related securities at September 30, 1997. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                               At September 30, 1997

                           One year or less     After one to five years  After five to ten years     After ten years
                        ---------------------    ----------------------  -----------------------  ----------------------
                          Carrying    Average     Carrying      Average    Carrying     Average     Carrying    Average
                            value       yield       value        yield       value       yield        value       yield
                         ---------   --------    ---------     --------    --------    --------     --------    -------
                                                               (Dollars in thousands)
FNMA certificates        $     -           -%       $  -            -%     $     -           -%    $  1,379        8.27%

GNMA certificates              -           -           -            -            -           -        6,470        6.91
FHLMC certificates           733        7.18           -            -          451        8.07        3,076        7.20
Guardian Savings and
   Loan certificate            -           -           -            -            -           -          897        6.73
Discovery Resort
   Limited Partnership         -           -           -            -          179        7.83            -           -
   Notes

FNMA and FHLMC
    REMICs                     -           -           -            -            -           -        2,313        6.22
                            ----        ----        ----          ---         ----        ----      -------        ----
      Total                 $733        7.18%       $  -            -%        $630        8.00%     $14,135        7.07%
                            ====        ====        ====          ===         ====        ====      =======        ====


                                   Total mortgage-backed and related
                                          securities portfolio
                                 --------------------------------------
                                  Carrying        Market        Average
                                    value          value         yield
                                  --------       -------       --------
                                            (Dollars in thousands)
FNMA certificates               $  1,379       $  1,446          8.27%
GNMA certificates                  6,470          6,559          6.91
FHLMC certificates                 4,260          4,307          7.29
Guardian Savings and
   Loan certificate                  897            897          6.73
Discovery Resort Limited
   Partnership Notes                 179            179          7.83

FNMA and FHLMC
    REMICs                         2,313          2,313          6.22
                                 -------        -------          ----
      Total                      $15,498        $15,701          7.03%
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

         Peoples Federal's investments include four automobile loan pass-through certificates. Such certificates represent interests in pools of automobile loans. Most of such loans have higher-than-normal interest rates and have been made to high-risk borrowers. The cash flows from the loans are segmented and paid to certificate holders in accordance with a predetermined priority to investors holding various classes. Peoples Federal's certificates all represent the highest priority class in each pool. Peoples Federal receives portions of the loan payments made by the borrowers.

         The automobile loan pass-through certificates have two principal risks. First, there is a risk that if interest rates decrease, borrowers will repay their loans early, refinancing their loans at a lower rate. Peoples Federal might experience a lower yield on the certificates due to such prepayments. Second, because the borrowers are typically low-income individuals with either no credit history or adverse credit ratings, a higher-than-average default rate can be expected. Moreover, upon repossession, the full amount owed on the loan may not be recovered, the security interest in the vehicle may not be perfected, and in some states, other persons or governmental entities might have a prior security interest in the vehicles. Although some of such certificates have insurance against such risks of loss, the amount of such insurance might not cover all loss. The Trustee holding the loans and security interests and distributing payments is required to maintain a certain amount of cash in a reserve fund for the benefit of the certificate holders in the event of a shortfall in a scheduled distribution. In February 1996, however, Duff & Phelps, a security rating service, lowered its ratings on three of the certificates from A+ to BBB- due to failure of the Trustee to maintain the required reserve amount. In addition, in November 1996, Duff & Philips withdrew its ratings on the same certificates, without stating a reason. Of the four certificates, three are performing in accordance with their terms at September 30, 1997. One certificate is carried as available for sale, at market value, which approximates unrecovered cost. A permanent writedown to estimated recoverable value was recorded for two certificates, adjusting the September 30, 1997, carrying value to 50% of unrecovered cost, $33,000. The final certificate is in default at September 30, 1997, and the carrying value has been written down entirely.

         The following table sets forth the composition of Peoples Federal's certificates of deposit in the Federal Home Loan Bank (the "FHLB") of Cincinnati and investment securities at the dates indicated:

                                                                 At September 30,

                                                  1997                                      1996
                                 Carrying     % of     Market      % of    Carrying      % of     Market      % of
                                   value     Total      value     Total      value      Total     value      Total
                                                               (Dollars in thousands)
Certificates of deposit in the
   FHLB                           $1,000     16.48%    $1,000     16.35%    $   500      6.65%  $    500      6.63%
Investment securities:
   U.S. government and federal
     agency securities             1,496     24.66      1,496     24.45       3,702     49.21      3,703     49.06
   FHLB and FHLMC stock            2,451     40.41      2,451     40.06       1,890     25.12      1,890     25.04
   Automobile loan pass-through
     certificates                    146      2.41        146      2.39         443      5.89        443      5.87
   Municipal securities              973     16.04      1,025     16.75         988     13.13      1,011     13.40
                                --------   -------    -------   -------    --------   -------   --------   -------
Total interest-bearing deposits
   and investment securities      $6,066    100.00%    $6,118    100.00%     $7,523    100.00%   $ 7,547    100.00%
                                  ======    ======     ======    ======      ======    ======    =======    ======

         The following tables set forth the contractual maturities, carrying values, market values and average yields for Peoples Federal's certificates of deposit in the FHLB of Cincinnati and investment securities at September 30, 1997.

                                                                   At September 30, 1997
                                         One year or less         After one to five years             After five years
                                    Carrying        Average        Carrying        Average        Carrying        Average
                                      value          yield           value           yield          value           yield
                                                                    (Dollars in thousands)
Certificates of deposit in the
   FHLB                              $1,000            5.5%       $      -              -%          $    -            -%
Investment securities:
   U.S. government and federal
     agency securities                    -              -           1,496           6.16                -            -
   FHLB and FHLMC stock               2,451           3.18               -              -                -            -
   Automobile loan
     pass-through certificates           16              -             130           6.40                -            -
   Municipal securities                  12           6.50             123           6.31              838         6.09
                                  ---------           ----        --------           ----            -----         ----

     Total                           $3,479           3.85%         $1,749           6.19%            $838         6.09%
                                     ======           ====          ======           ====             ====         ====



                                                    At September 30, 1997
                            Average                                                 Weighted
                              life             Carrying            Market            average
                            in years             value              value              yield
                                                    (Dollars in thousands)
Certificates of deposit
   in the FHLB                 .28               $1,000              $1,000            5.50%
Investment securities:
   U.S.government and
    federal agency
    securities                2.17                1,496               1,496            6.16
   FHLB and FHLMC stock
   Automobile loan               -                2,451               2,451            3.18
     pass-through
     certificates             3.10                  146                 146            5.68
   Municipalsecurities       10.93                  973               1,025            6.12
                             -----             --------            --------            ----

     Total                    4.04               $6,066              $6,118            4.83%
                            ======               ======              ======            ====


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

         At September 30, 1997, Peoples Federal's certificates of deposit totaled $49.2 million, or 74.9% of total deposits. Of such amount, approximately $27.3 million in certificates of deposit mature within one year. Based on past experience and Peoples Federal's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Peoples Federal at maturity. If there is a significant deviation from historical experience, Peoples Federal can utilize borrowings from the FHLB as an alternative to this source of funds.

         The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Peoples Federal at the dates indicated:


                                                         At September 30,

                                             1997                               1996
                                             ------                             ----
                                                      Percent                            Percent
                                                     of total                           of total
                                     Amount          deposits           Amount          deposits
                                                       (Dollars in thousands)
Transaction accounts:
 NOW accounts (1)                   $  2,497             3.80%         $  1,293             2.01%
 Money market accounts (2)             2,588             3.94             3,067             4.77
 Passbook savings accounts (3)        11,395            17.36            12,120            18.83
                                    --------          -------          --------          -------

  Total transaction accounts          16,480            25.10            16,480            25.61

Certificates of deposit:
   2.01 -  4.00%                         160              .24               192              .30
   4.01 -  6.00%                      29,971            45.65            33,243            51.65
   6.01 -  8.00%                      19,049            29.01            14,391            22.36
   8.01 - 10.00%                           -                -                49              .08
                               -------------       -----------      -----------        ---------

  Total certificates of deposit       49,180            74.90            47,875            74.39
                                    --------          -------          --------          -------

  Total deposits (4)                 $65,660           100.00%          $64,355           100.00%
                                     =======           ======           =======           ======
-----------------------------

(1) Peoples Federal's weighted average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. The weighted average rate on NOW accounts was 1.50% and 1.50% at September 30, 1997 and 1996, respectively.

(2) Peoples Federal's weighted average interest rate paid on money market accounts fluctuates with the general movement of interest rates. The weighted average rate on money market accounts was 2.10% and 2.35% at September 30, 1997 and 1996, respectively.

(3) Peoples Federal's weighted average rate on passbook savings accounts fluctuates with the general movement of interest rates. The weighted average rate on passbook accounts was 2.00% and 2.25% at September 30, 1997 and 1996, respectively.

(4)  IRAs are included in the various  certificates  of deposit  balances.  IRAs
     totaled   $160,000  and  $192,000  as  of  September  30,  1997  and  1996,
     respectively.

         The following table shows rate and maturity information for Peoples Federal's certificates of deposit as of September 30, 1997:

                                                             Amount Due
                                                   Over         Over
                                    Up to       1 year to    2 years to       Over
             Rate                  one year      2 years       3 years       3 years        Total
             ----                  --------   -  --------   -- --------   -  --------  --   -----
                                                           (In thousands)
       2.01 -   4.00%            $      87     $       73   $        -    $        -     $     160
       4.01 -   6.00                21,980          5,420        1,229         1,342        29,971
       Over  6.01                    5,267         10,681        1,987         1,114        19,049
                                 ---------       --------      -------       -------      --------

       Total certificates
         of deposit                $27,334        $16,174       $3,216        $2,456       $49,180
                                   =======        =======       ======        ======       =======


     The following table presents the amount of Peoples Federal's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 1997:

         Maturity                                                Amount
                                                             (In thousands)
         Three months or less                                  $    320
         Over 3 months to 6 months                                  306
         Over 6 months to 12 months                                 600
         Over 12 months                                           3,056
                                                                -------

             Total                                               $4,282
                                                                 ======


         The following table sets forth Peoples Federal's deposit account balance activity for the periods indicated:

                                               Year ended September 30,
                                               1997               1996
                                                (Dollars in thousands)
Beginning balance                             $64,355            $66,564

Deposits                                       46,296             52,260
Withdrawals                                   (47,260)           (57,229)
                                             --------           --------
Net decreases before interest credited           (964)            (4,969)
Interest credited                               2,269              2,760
                                            ---------          ---------
Ending balance                                $65,660            $64,355
                                              =======            =======

  Net increase (decrease)                    $  1,305            $(2,209)

  Percent increase (decrease)                   2.03%             (3.32)%


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

     At September 30, 1997, Peoples Federal was in compliance with the QTL Test. Peoples Federal has not utilized FHLB advances during the three fiscal years ended September 30, 1997.

     PFC obtained an unsecured 90-day loan from a bank in the amount of $3.0 million, with an interest rate of 8.5%, in September 1997 in conjunction with its special distribution to shareholders.

Yields Earned and Rates Paid

     The spread between the average interest rate on interest-earning assets and the average interest rate on interest-bearing liabilities increased to 2.52% for the year ended September 30, 1997, from 2.25% for the year ended September 30, 1996. The spread for the year ended September 30, 1996, decreased from 2.46% for the year ended September 30, 1995.

     The yield on interest-earning assets increased to 7.32% for the year ended September 30, 1997, from 7.23% for the year ended September 30, 1996, as a result of an increase in loans receivable, partly offset by a decrease in investments and mortgage-backed securities. The cost of funds to Peoples Federal decreased to 4.80% for the year ended September 30, 1997, from 4.98% for the year ended September 30, 1996, due to maturity of longer-term, high-rate certificates of deposit.

     The yield on interest-earning assets decreased to 7.23% for the year ended September 30, 1996, from 7.27% for the year ended September 30, 1995. Decreased average interest rates on loans, interest-bearing deposits and investment securities, partly offset by an increase in the average interest rate on mortgage-backed and related securities, made up the net decrease for the year ended September 30, 1996. The cost of funds to Peoples Federal increased to 4.98% for the year ended September 30, 1996, from 4.81% for the year ended September 30, 1995, due to the increased rates of interest on certificates of deposit.

         The following table presents certain information relating to PFC and Peoples Federal's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing annual income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are derived from daily balances, which include nonaccruing loans in the loan portfolio, net of the allowance for loan losses.

                                                                        Year ended September 30,
                                                             1997                                      1996
                                                            ------                                     ----
                                             Average       Interest                      Average      Interest
                                           outstanding      earned/        Yield/      outstanding    earned/        Yield/
                                             balance         paid           rate         balance        paid          rate
                                                                         (Dollars in thousands)
Interest-earning assets:
   Interest-bearing deposits                  $  5,806     $   322           5.55%       $  7,130      $   319         4.47%
   Investment securities                         8,255         448           5.42           7,292          435         5.96
   Mortgage-backed and related securities
                                                21,674       1,483           6.84          23,671        1,569         6.63
   Loans receivable (1)                         49,717       4,000           8.05          39,844        3,309         8.31
                                              --------     -------                       --------      -------
     Total interest-earning assets              85,452       6,253           7.32          77,937        5,632         7.23

Non-interest-earning assets:
   Cash and amounts due from depository
     institutions                                  269                                        250
   Premises and equipment, net                   1,463                                      1,517
   Other nonearning assets                         640                                        565
                                            ----------                                 ----------
          Total assets                         $87,824                                    $80,269
                                               =======                                    =======

Interest-bearing liabilities:
   NOW accounts                               $  1,536          18           1.17        $  1,431           18         1.26
   Money market accounts                         2,708          57           2.10           3,402           87         2.56
   Passbook savings accounts                    12,026         241           2.00          13,958          326         2.34
   Certificates of deposit                      46,941       2,727           5.81          49,249        2,960         6.01
                                              --------    --------                       --------      -------
     Total deposits                             63,211       3,043           4.81          68,040        3,391         4.98

     Borrowings                                    250           4           1.60               -            -            -
                                             ---------  ----------       --------    ------------   ----------     --------

Total interest-bearing liabilities              63,461       3,047           4.80          68,040        3,391         4.98
                                              --------     -------       --------        --------       ------        -----

Non-interest-bearing liabilities                 1,435                                      1,032
                                             ---------                                  ---------

     Total liabilities                          64,896                                     69,072

Shareholder's equity                            22,928                                     11,197
                                              --------                                   --------

Total liabilities and shareholders' equity     $87,824                                    $80,269
                                               =======                                    =======
Net interest income; interest rate spread                   $3,206           2.52%                      $2,241         2.25%
                                                            ======       ========                       ======     ========
Net interest margin (net interest income
   as a percent of average
   interest-earning assets)                                                  3.75%                                     2.88%
                                                                         ========                                  ========
Average interest-earning assets to
   interest-bearing liabilities                                            134.65%                                   114.55%
                                                                           ======                                    ======
---------------------------

(1) Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.

         The following table sets forth, at the dates indicated, the weighted average yields earned on Peoples Federal's interest-earning assets, the weighted average interest yield paid on interest-bearing liabilities and the interest rate spread.

                                                                             At September 30,
                                                                          1997            1996
Weighted average yield on loan portfolio                                  8.19%           8.50%
Weighted average yield on mortgage-backed and related securities          6.99            6.75
Weighted average yield on investment securities                           4.77            5.52
Weighted average yield on interest-bearing deposits                       5.07            4.81
Weighted average yield on all interest-earning assets                     7.55            7.26
Weighted average yield on deposits                                        4.97            4.99
Weighted average yield on borrowings                                      8.50               -
Weighted average yield paid on all interest-bearing liabilities           5.13            4.99
                                                                          ----            ----
Interest rate spread (spread between weighted average interest
   rate on all interest-bearing assets and all interest-bearing           2.42%           2.27%
                                                                          ====            ====
   liabilities)

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

                                                                     Year ended September 30,


                                                       1997 vs. 1996                        1996 vs. 1995
                                                 ------------------------             -------------------------
                                            Increase (decrease)                     Increase (decrease)
                                                   due to                                  due to
                                            Volume        Rate         Total        Volume        Rate         Total
                                                                         (In thousands)
 Interest income attributable to:
    Interest-bearing deposits                 $(73)       $  76       $    3        $ 230        $ (29)         $201
    Investment securities                       52          (39)          13         (224)         (13)         (237)
    Mortgage-backed and related               (136)          50          (86)          (1)         104           103
      securities
    Loans receivable                           794         (103)         691          236          (30)          206
                                             -----         ----         ----        -----         -----        -----

      Total interest income                    637          (16)         621          241           32           273
                                             -----         ----         ----        -----         ----         -----

 Interest expense attributable to:
    NOW accounts                                 1           (2)          (1)           5           (2)            3
    Money market accounts                      (14)         (15)         (29)         (17)          (5)          (22)
    Passbook savings accounts                  (39)         (46)         (85)          25          (22)            3
    Certificates of deposit                   (134)         (99)        (233)         109          156           265
    Borrowings                                   4            -            4            -            -             -
                                           -------     --------       ------     --------     --------      --------

      Total interest expense                  (182)        (162)        (344)         122          127           249
                                              ----         ----         ----        -----        -----         -----

    Increase (decrease) in net interest
      income                                  $819         $146         $965         $119        $ (95)        $  24
                                              ====         ====         ====         ====        =====         =====


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

         At September 30, 1997, 2% of the present value of Peoples Federal's assets was approximately $1.8 million. Because the interest rate risk of a 200 basis point increase in market interest rates (which was greater than the interest rate risk of a 200 basis point decrease) was $3.4 million at September 30, 1997, Peoples Federal would have been required to deduct approximately $824,000 (50% of the approximate $1.6 million difference) from its capital in determining whether Peoples Federal met its risk-based capital requirement. Regardless of such reduction, however, Peoples Federal's risk-based capital at September 30, 1997, would still have exceeded the regulatory requirement by $12.5 million.

         Presented below, as of September 30, 1997, is an analysis of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. The table also contains the policy limits set by the Board of Directors of Peoples Federal as the maximum change in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits have been established with consideration of the dollar impact of various rate changes and Peoples Federal's strong capital position.

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

                                                     September 30, 1997
 Change in Interest Rate      Board Limit      $ Change           % Change
    (Basis Points)            % Change           in NPV             in NPV


         +300                    (70)%         $(5,419)               (27)%
         +200                    (45)           (3,391)               (17)
         +100                    (25)           (1,526)                (8)
            -                      -                 -                  -
         -100                    (25)              918                  5
         -200                    (45)            1,457                  7
         -300                    (70)            2,070                 10


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

         As part of management's overall strategy to manage interest rate risk, Peoples Federal commenced the origination of adjustable-rate mortgage loans in June 1995. At September 30, 1997, the portfolio included $1.6 million of three-year ARMs, $837,000 of one-year ARMs and $9.1 million of loans that adjust for the first time after 10 years and then each year thereafter. In addition, at September 30, 1997, $8.8 million of Peoples Federal's mortgage-backed and related securities were backed by mortgages with adjustable rates. Management has also increased consumer lending and expects such lending to become a larger part of overall lending activities. Consumer loans typically have a significantly shorter weighted average maturity and offer less exposure to interest rate risk. In the event interest rates decline, however, the origination of adjustable-rate loans could be expected to decline as consumers demand more fixed-rate loans. On the deposit side, management has attempted to reduce the impact of interest rate changes by emphasizing low interest rate deposit products and by maintaining competitive pricing on longer term certificates of deposit.

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

Subsidiaries

         Peoples Federal owns all of the outstanding shares of Massillon Community Service Corporation, the only asset of which was stock of Intrieve, Incorporated, a data processing company. Such shares were redeemed on October 20, 1995.

Personnel

         As of September 30, 1997, Peoples Federal had 19 full-time employees and 2 part-time employees.


                                   REGULATION

General

         PFC is a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (the "HOLA"). Consequently, PFC is subject to regulation, examination and oversight by the OTS and must submit periodic reports to the OTS concerning its activities and financial condition. In addition, as a corporation organized under Ohio law, PFC is subject to provisions of the Ohio Revised Code applicable to corporations generally.

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

         Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations. Pursuant to such legislation, Congress may eliminate the OTS and Peoples Federal may be regulated under federal law as a bank or be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Peoples Federal may engage and would probably subject Peoples Federal to more regulation by the FDIC. In addition, PFC might become subject to a different set of holding company regulations limiting the activities in which PFC may engage and subjecting PFC to additional regulatory requirements, including separate capital requirements. At this time, PFC cannot predict when or whether Congress may actually pass legislation regarding PFC's and Peoples Federal's regulatory requirements or charter. Although such legislation, if enacted, may change the activities in which PFC or Peoples Federal are authorized to engage, it is not anticipated that the current activities of either PFC or Peoples Federal will be materially affected by those activity limits.

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

         An Ohio corporation may, under certain circumstances, "opt out" of the statute by specifically providing in its articles of incorporation that the statute does not apply to any business combination of such corporation. However, the statute still prohibits for twelve months any business combination that would have been prohibited but for the adoption of such an opt-out amendment. The statute also provides that it will continue to apply to any business combination between a person who became an Interested Shareholder prior to the adoption of such an amendment as if the amendment had not been adopted. PFC has not opted out of the protection afforded by Chapter 1704.

         Control Share  Acquisition.  Section  1701.831 of the Ohio Revised Code
(the "Control Share Acquisition Statute") requires that, with certain exceptions, acquisitions of voting securities which would result in the acquiring shareholder owning 20%, 33-1/3% or 50% of the outstanding voting securities of an Ohio corporation (a "Control Share Acquisition") must be approved in advance by the holders of at least a majority of the outstanding voting shares of such corporation represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting excluding the voting shares owned by the acquiring shareholder, by certain other persons who acquire or transfer voting shares after public announcement of the acquisition or by certain officers of the corporation or directors of the corporation who are employees of the corporation. The Control Share Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

         Takeover Bid Statute. Ohio law provides that an offeror may not make a tender offer or request or invitation for tenders that would result in the offeror beneficially owning more than ten percent of any class of the target company's equity securities unless such offeror files certain information with the Ohio Division of Securities (the "Securities Division") and provides such information to the target company and the offerees within Ohio. The Securities Division may suspend the continuation of the control bid if the Securities Division determines that the offeror's filed information does not provide full disclosure to the offerees of all material information concerning the control bid. The statute also provides that an offeror may not acquire any equity security of a target company within two years of the offeror's previous acquisition of any equity security of the same target company pursuant to a control bid unless the Ohio offerees may sell such security to the offeror on substantially the same terms as provided by the previous control bid. The statute does not apply to a transaction if either the offeror or the target company is a savings and loan holding company and the proposed transaction requires federal regulatory approval.

Office of Thrift Supervision

         General. The OTS is an office of the Department of the Treasury and is responsible for the regulation and supervision of all federally-chartered savings associations and all other savings associations the deposits of which are insured by the FDIC in the Savings Association Insurance Fund ("SAIF"). The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

         Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low- to moderate-income communities and borrowers in that area.

         Regulatory Capital Requirements. Peoples Federal is required by OTS regulations to meet certain minimum capital requirements. The tangible capital requirement requires savings associations to maintain "tangible capital" of not less than 1.5% of their adjusted total assets. Tangible capital is defined in OTS regulations as core capital minus any intangible assets.

         "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain core capital of at least 3% of their total assets. The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. Peoples Federal does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed.

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Peoples Federal includes a general loan loss allowance of $145,000 at September 30, 1997.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to the interest rate risk component, a savings association will have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of such excess exposure from its total capital when determining its risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio in excess of 12% will not be subject to the interest rate risk component. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Peoples Federal's capital at September 30, 1997, met the standards for the highest category, a "well-capitalized" institution.

         Federal law prohibits a savings association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on an average during each of four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the association's total assets at the time the institution became undercapitalized and (b) the amount that is necessary to bring the association into compliance with all capital standards applicable to such association at the time the association fails to comply with its capital restoration plan.

         Liquidity. OTS regulations require that a savings association maintain a minimum daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations). At September 30, 1997, such minimum requirement was an amount equal to a monthly average of not less than

5% of its net withdrawable savings deposits plus borrowings payable in one year or less. The requirement has since been lowered to 4%. Monetary penalties may be imposed upon associations failing to meet the liquidity requirement. The eligible liquidity of Peoples Federal at September 30, 1997, was approximately $8.5 million, or 13.77%, and exceeded the then applicable 5% liquidity requirement by approximately $5.4 million.

         Qualified Thrift Lender Test. Savings associations are required to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under such test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. Effective September 30, 1996, a savings association may also qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At September 30, 1997, Peoples Federal met the QTL test.

         Lending Limit. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to the lending limit. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying the limit on loans to one borrower, the regulations require that loans to certain related borrowers be aggregated. At September 30, 1997, Peoples Federal was in compliance with this lending limit.

         Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Peoples Federal was in compliance with such restrictions at September 30, 1997.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. PFC is an affiliate of Peoples Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Peoples Federal was in compliance with these requirements and restrictions at September 30, 1997.

         Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions, including dividend payments. An association which has converted from mutual to stock form is prohibited from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the net worth of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. OTS regulations also establish a three-tier system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.
                                       25

         Tier 1 consists of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year up to the greater of (i) 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, and (ii) the amount authorized for a Tier 2 association. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. Peoples Federal meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision.

         Tier 2 consists of associations that, before and after the proposed distribution, meet their current minimum, but not fully phased-in, capital requirements. Associations in this category may make capital distributions of up to 75% of net income over the most recent four quarters. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution. Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must also obtain OTS approval. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution.

         As a subsidiary of PFC, Peoples Federal is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during such 30-day period based on safety and soundness concerns. Peoples Federal paid no dividends to PFC during fiscal 1997.

         Holding Company Regulation. PFC is a savings and loan holding company within the meaning of the HOLA. As such, PFC has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

         The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by PFC. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         As a unitary savings and loan holding company, PFC generally has no restrictions on its activities. Such companies are the only financial institution holding companies which may engage in any commercial, securities and insurance activities without restriction. Congress is considering legislation which may limit PFC's ability to engage in these activities. It cannot be predicted whether and in what form these proposals might become law. However, such limits would not impact PFC's current activities, which consist solely of holding stock of Peoples Federal. The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting
(i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of PFC and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 1997, Peoples Federal met both those tests.

         If PFC acquired control of another savings institution, other than through a merger or other business combination with Peoples Federal, PFC would become a multiple savings and loan holding company. Unless the acquisition was an emergency thrift acquisition and each subsidiary savings association met the QTL test, the activities of PFC and any of its subsidiaries (other than Peoples Federal or other subsidiary savings associations) would thereafter be subject to activity restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof that is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

         The OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state only if the multiple savings and loan holding company involved controls a savings association that operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions. Bank holding companies have had more expansive authority to make interstate acquisitions than savings and loan holding companies since August 1995.

         Federal Regulation of Acquisitions of Control of PFC and Peoples Federal. In addition to the Ohio law limitations on the merger with, and acquisition of, PFC, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Peoples Federal or PFC without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company.

         In addition, any merger of Peoples Federal must be approved by the OTS as well as the Superintendent. Further, any merger of PFC in which PFC is not the resulting company must also be approved by both the OTS and the Superintendent.

Federal Deposit Insurance Corporation

         Deposit Insurance and Assessments. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings and loan associations and safeguards the safety and soundness of the banking and savings and loan industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. Peoples Federal is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Peoples Federal, and has authority to initiate enforcement actions against federally-insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

         The FDIC is required to maintain designated levels of reserves in the SAIF and in the BIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

         Prior to September 1996, the SAIF's ratio of reserves to insured deposits was significantly below the level required by law, while the BIF's ratio was above the required level. As a result, institutions with SAIF-insured deposits were paying higher deposit insurance assessments than institutions with BIF-insured deposits. Federal legislation providing for the recapitalization of the SAIF became effective in September 1996 and included a special assessment of $.657 per $100 of SAIF-insured deposits held at March 31, 1995. Peoples Federal had approximately $65.5 million in deposits at March 31, 1995, and paid a special assessment of $427,000.

Federal Reserve Requirements

         Effective December 16, 1997, FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $47.8 million (subject to an exemption of up to $4.7 million), and of 10% of net transaction accounts in excess of $47.8 million. At September 30, 1997, Peoples Federal was in compliance with the reserve requirements then in effect and also with the new requirements.

Federal Home Loan Banks

         The Federal Home Loan Banks provide credit to their members in the form of advances. Peoples Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Peoples Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Peoples Federal was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $802,000 at September 30, 1997.

         FHLB advances to member institutions who meet the QTL Test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At September 30, 1997, Peoples Federal's maximum limit on advances was approximately $16.0 million. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

         Upon the origination or renewal of a loan or advance, the FHLB is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

         The FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by the FHLB must be made only to provide funds for residential housing finance.


                                    TAXATION

Federal Taxation

         PFC and Peoples Federal are both subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, PFC and Peoples Federal may be subject to the alternative minimum tax which is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as Peoples Federal, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or one of two reserve methods of Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or
(ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995, 1994, and 1993, Peoples Federal used the percentage of taxable income method.

         The Act eliminated the percentage of taxable income method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like Peoples Federal, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

         The balance of the pre-1988  reserves is subject to the  provisions  of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Peoples Federal to PFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Peoples Federal for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 1997, the pre-1988 reserves of Peoples Federal for tax purposes totaled approximately $1.8 million. Peoples Federal believes it had approximately $5.6 million of accumulated earnings and profits for tax purposes as of September 30, 1997, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether
Peoples Federal will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Peoples Federal have been audited or closed without audit through fiscal year 1993. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Peoples Federal.

Ohio Taxation

         PFC is subject to the Ohio corporation franchise tax, which, as applied to PFC, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth. For tax years beginning after December 31, 1998, the rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii)
 .400% times taxable net worth.

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

         Peoples Federal is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of the book net worth of Peoples Federal determined in accordance with generally accepted accounting principles. For tax year 1999, however, the franchise tax on financial institutions will be 1.4% of the book net worth and for tax year 2000 and years thereafter the tax will be 1.3% of the book net worth. As a "financial institution," Peoples Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio.


Item 2.       Description of Property

         The following table sets forth certain information at September 30, 1997, regarding the properties on which the main office, the branch office and the lending office of Peoples Federal are located:

                                 Owned           Date           Square            Net
Location                       or leased       acquired        footage       book value(1)       Deposits
Main Office:

211 Lincoln Way East
Massillon, Ohio  44646           Owned           1958           7,200           $673,000      $52.7 million

Branch Office:

2312 Lincoln Way N.W.
Massillon, Ohio  44647           Owned           1978           1,400           $438,000      $13.0 million

 Lending Office:

4344 Metro Circle, N.W.
North Canton, Ohio 44720       Leased(2)          N/A             -             $19,000 (3)          N/A
-----------------------------

(1) At September 30, 1997, Peoples Federal's office premises and equipment had a total net book value of $1.4 million. For additional information regarding Peoples Federal's office premises and equipment, see Notes A and E of Notes to Consolidated Financial Statements.

(2) The lease is for a term of three years, expiring in 1999, with a three-year renewal option.

(3)  Consists of leasehold improvements.

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


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

         There were 1,416,612 common shares of PFC outstanding on December 5, 1997, held of record by approximately 316 shareholders. Price information with respect to PFC's common shares is quoted on The Nasdaq SmallCap Market ("Nasdaq") under the symbol "PFFC." The high and low bids for the common shares of PFC, as quoted by Nasdaq, and dividends declared per common share between September 12, 1996, the date of completion of the Conversion, and September 30, 1997, are set forth below.
Such amounts do not include retail markups, markdowns or commissions.

                             09/97          06/97          03/97           12/96         09/96
Dividends Declared            $5.125(1)      $0.125        $0.075         $    -       $      -

High Bid During Quarter       18.500         15.250        15.500          13.00         12.750

Low Bid During Quarter        15.250         14.625        13.000          11.50         10.875(2)
----------------------

(1) Management expects that approximately $4.70 of such distribution will constitute a return of capital.

(2) Common Shares of PFC were sold in connection with the Conversion for $10.00 per share.

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

Item 6.       Management's Discussion and Analysis or Plan of Operation


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the operations of Peoples Federal, and PFC's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and changes in interest rates in the nation and PFC's primary market area.

Without limiting the generality of the foregoing, some of the statements in the referenced sections of this discussion and analysis are forward looking and are, therefore, subject to such risks and uncertainties:

     1. Management's determination of the amount of the allowance for loan losses set forth under "Financial Condition," "Comparison of Results of Operations for the Years Ended September 30, 1997 and 1996" and "Comparison of Results of Operations for the Years Ended September 30, 1996 and 1995;"

     2. Management's analysis of interest rate risk set forth under "Asset and Liability Management;"

     3. Management's discussion of the liquidity of Peoples Federal's assets and the regulatory capital of Peoples Federal set forth under "Liquidity and Capital Resources;" and

     4. The discussion of the anticipated effect of legislation which may be enacted set forth under "Charter Unification Legislation."

Discussion of Changes in Financial Condition from September 30, 1996 to September 30, 1997

PFC's consolidated assets totaled $85.2 million at September 30, 1997, a decrease of $4.1 million, or 4.5%, from the $89.3 million total at September 30, 1996. The principal changes in the composition of assets during the year ended September 30, 1997, consisted of an increase in loans receivable, offset by decreases in interest-bearing deposits in other financial institutions and investment and mortgage-backed securities. This decline in assets resulted primarily from decreases in shareholders' equity due to a $7.1 million special distribution paid to shareholders, a $1.3 million purchase of PFC shares, a $919,000 purchase of PFC shares for stock benefit plans, payment of cash dividends of $482,000, partially offset by net earnings of $806,000, by increases of $3.0 million in notes payable and by $1.3 million in deposits.

                          Peoples Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Discussions of Changes in Financial Condition from September 30, 1996 to September 30, 1997 (continued)

Interest-bearing deposits in other financial institutions totaled $4.4 million at September 30, 1997, a decrease of $7.8 million. Investment securities and mortgage-backed securities totaled $20.8 million at September 30, 1997, as compared to $29.8 million at September 30, 1996, a decrease of $9.0 million, or 30.2%. The decrease in interest-bearing deposits in other financial institutions, investment securities and mortgage-backed securities was principally used to fund the growth in the loan portfolio and the aforementioned shareholders' equity transactions. Investment securities decreased due to sale of U.S. Government agency obligations, maturities, principally of FHLB certificates of deposit, and principal repayments totaling $5.5 million, which were partially offset by purchases of $3.5 million. Mortgage-backed securities decreased due to sales and principal repayments totaling $11.1 million, partially offset by purchases of $3.5 million.

Loans receivable totaled $56.6 million at September 30, 1997, an increase of $12.4 million, or 28.1% over the $44.2 million total at September 30, 1996. The increase was comprised of a $12.3 million increase in one- to four-family, home equity and construction loans, including a net decrease in undisbursed loans in process of $963,000. Multi-family and nonresidential real estate loans decreased by $819,000 while consumer and other loans decreased by $11,000. Loan disbursements of $28.7 million were partially offset by principal repayments of $16.3 million during the year ended September 30, 1997. Fiscal 1996 loan disbursements totaled $15.1 million and principal repayments amounted to $8.8 million.

Peoples Federal's allowance for loan losses totaled $145,000 at September 30, 1997, compared to the fiscal 1996 allowance of $193,000. The allowance for loan losses was increased in fiscal 1996 due primarily to three nonperforming loans with total unpaid balances of $572,000. The properties securing these loans were placed in foreclosure in fiscal 1996, and sold in October 1996, with Peoples Federal receiving full repayment in December 1996. At September 30, 1997, the level of nonperforming loans had declined to $2,000. At that date, the allowance for loan losses represented .2% of total loans and 7,250% of nonperforming loans.

Management believes that the allowance for loan loss level at September 30, 1997 is appropriate based on the available facts and circumstances. There can be no assurance, however, that the allowance will be adequate to absorb actual loan losses during future periods. The amount of loan loss experienced may increase due to growth in the loan portfolio generally; increases in the amount of the portfolio consisting of higher risk loan types, such as nonresidential real estate loans, construction loans and consumer and other loans; economic changes locally or nationally, including changes in interest rates, employment rates and property values; and unexpected problems with specific loans. If additions to the allowance are necessary in future periods, such additions would reduce PFC's net earnings.

Deposits totaled $65.7 million at September 30, 1997, as compared to $64.4 million at September 30, 1996, an increase of $1.3 million, or 2.0%. During the first three fiscal quarters, deposit levels declined as a result of management's continuing efforts to maintain cost of funds at acceptable levels. These declines were offset during the fourth quarter by significant deposits received from credit unions.

                          Peoples Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Discussions of Changes in Financial Condition from September 30, 1996 to September 30, 1997 (continued)

Notes payable at September 30, 1997, totaled $3.0 million. The funds obtained from the borrowing were used to partially fund the return of capital distribution and were repaid to the lender in October 1997. PFC had no borrowings at September 30, 1996.

Comparison of Results of Operations for the Years Ended September 30, 1997 and 1996

General

The operating results of PFC are affected by general economic conditions, the monetary and fiscal policies of U. S. Government agencies and the regulatory policies of agencies which regulate financial institutions. The net earnings of PFC and Peoples Federal are primarily dependent on net interest income, which is the difference between interest earned on loans and other interest-earning assets and interest expense incurred on deposits and borrowed funds.

Net earnings totaled $806,000 for the year ended September 30, 1997, an increase of $729,000, from net earnings of $77,000 recorded for fiscal 1996. The increase resulted primarily from an increase in net interest income of $965,000, a decrease of $93,000 in the provision for losses on loans, an increase in other income of $28,000 and a decrease in general, administrative and other expense of $58,000, including the effects of the $428,000 charge recorded in fiscal 1996 related to the Savings Association Insurance Fund ("SAIF") recapitalization assessment, which were partially offset by an increase of $415,000 in the provision for federal income taxes.

Net Interest Income

Total interest income for the year ended September 30, 1997, totaled $6.3 million, an increase of $621,000, or 11.0%, over the $5.6 million recorded in fiscal 1996. Interest income from loans increased $691,000, or 20.9%. The increase resulted primarily from a $9.9 million increase in the weighted-average outstanding balance of loans receivable, partially offset by a 26 basis point (100 basis points equals one percent) decrease in weighted-average yield to 8.05% in 1997, from 8.31% in 1996. Interest income on mortgage-backed securities, investment securities and interest-bearing deposits decreased by $70,000, or 3.0%. The decrease resulted primarily from a $2.4 million decrease in the average balance of such assets and a 54 basis point decrease in weighted-average yield on investment securities, partially offset by a 108 basis point increase in weighted-average yield on interest earning deposits and a 21 basis point increase in weighted average yield on mortgage-backed securities.

Interest expense on deposits for the year ended September 30, 1997, totaled $3.0 million, a decrease of $348,000 from the $3.4 million recorded in fiscal 1996. This decrease was due primarily to a decrease in the weighted-average outstanding balance of deposits totaling $4.8 million, and a decrease in the weighted-average interest rate paid of 17 basis points, to 4.81% in 1997, from 4.98% in 1996.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $965,000, or 43.1%, to $3.2 million for the year ended September 30, 1997. The interest rate spread increased to 2.52% in fiscal 1997, from 2.25% in fiscal 1996, while the net interest margin increased to 3.75% in fiscal 1997, from 2.88% in fiscal 1996.

                          Peoples Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Comparison of Results of Operations for the Years Ended September 30, 1997 and 1996 (continued)

Provision for Losses on Loans

The provision for losses on loans totaled $12,000 for the year ended September 30, 1997, a decrease of $93,000, or 88.6%, from the $105,000 provision recorded in fiscal 1996. The decrease was primarily due to an additional provision of $100,000 recorded in the year ended September 30, 1996, because of an increase in delinquent loans during that year. These loans were partially repaid in fiscal 1996 and paid in full in December 1996. Management believes that the continuation of periodic increases in the allowance for loan losses based upon the inherent risk of loss related to loans, the increase in the outstanding portfolio balance, current and anticipated economic conditions as measured by leading economic indicators and local employment data, the level of nonperforming loans and past loss experience is prudent. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $52,000 for the year ended September 30, 1997, compared to $24,000 for fiscal 1996. The increase resulted primarily from a net gain on sale of securities during 1997. Mortgage-backed and investment securities with a book value of $10.0 million were sold during fiscal 1997. Gains of $41,000 and losses of $26,000 were realized. No securities were sold in fiscal 1996. Other operating income increased by $13,000, consisting primarily of increases in service fees, safe deposit box rentals, service charges on negotiable order of withdrawal ("NOW") accounts and mortgage loan late charges.

General, Administrative and Other Expense

General, administrative and other expense totaled $2.0 million for the year ended September 30, 1997, compared to $2.1 million for fiscal 1996, a decrease of $58,000, or 2.8%. Federal deposit insurance premiums decreased by $520,000. A one-time assessment to recapitalize the SAIF totaling $428,000 was recorded in September 1996, while the $92,000 remainder of the decrease was due to lower quarterly premium rates in fiscal 1997.

Employee compensation and benefits increased by $267,000, or 33.8% in fiscal 1997, compared to fiscal 1996. Recording the first full year's cost of stock benefit plans increased expense by $248,000. Salaries and wages increased by $48,000 due to normal merit increases and additional hours worked. Cost of the 401(k) benefit plan decreased by $37,000 as the Corporation's contributions were frozen during the first half of fiscal 1997.

Other expense increases during fiscal 1997 were $105,000 in franchise taxes, based on increased capital from the Conversion and $84,000 in other operating expenses, primarily from costs of compliance reporting requirements of a publicly traded corporation, modification of an employee benefit plan and operation of PFC.

                          Peoples Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Results of Operations for the Years Ended September 30, 1997 and 1996 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $436,000 for the year ended September 30, 1997, an increase of $415,000 over the $21,000 provision recorded in fiscal 1996. The increase was primarily due to the increase in net earnings before taxes of $1.1 million. PFC's effective tax rates were 35.1% for fiscal 1997 and 21.4% for fiscal 1996.

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

                          Peoples Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Comparison of Results of Operations for the Years Ended September 30, 1996 and 1995 (continued)

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

Other Income

Other operating income totaled $24,000 for the year ended September 30, 1996, compared to $23,000 for fiscal 1995. Such income consisted primarily of service fees, safe deposit box rentals, service charges on negotiable order of withdrawal ("NOW") accounts and mortgage loan late charges.

General, Administrative and Other Expense

General, administrative and other expense totaled $2.1 million for the year ended September 30, 1996, compared to $1.7 million for fiscal 1995, an increase of $405,000, or 24.4%. The rise in administrative costs primarily related to increases of $431,000 in federal deposit insurance premiums, a $108,000, or 15.8%, increase in employee compensation and benefits and a $35,000, or 18.1%, increase in occupancy and equipment. The increase in deposit insurance premiums was due primarily to a special assessment by the FDIC pursuant to legislation enacted to recapitalize the SAIF of the FDIC. The SAIF's capital was below the level required by law because a significant portion of the assessments paid into the SAIF by thrifts, like Peoples Federal, were used to pay the cost of prior thrift failures. The legislation called for a one-time assessment of $.657 per $100 of SAIF insured deposits held as of March 31, 1995, resulting in a $428,000 charge recorded by PFC at September 30, 1996.

                          Peoples Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Comparison of Results of Operations for the Years Ended September 30, 1996 and 1995 (continued)

General, Administrative and Other Expense (continued)

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

                          Peoples Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Effect of Recent Accounting Pronouncements

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

                          Peoples Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Effect of Recent Accounting Pronouncements (continued)

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on PFC's consolidated financial position or results of operations.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and potentially dilutive common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. Based upon the provisions of SFAS No. 128, PFC's basic and diluted earnings per share for the fiscal year ended September 30, 1997 would have been $.57.

In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure." SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 is not expected to have a material impact on the Corporation's financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires entities presenting a complete set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net earnings or loss for the current period and other comprehensive income, expense, gains and losses that bypass the income statement and are reported in a separate component of equity, i.e., unrealized gains and losses on certain investment securities. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management does not believe that adoption of SFAS No. 130 will have a material effect on PFC's consolidated financial position or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Corporation's financial statements.

Item 7.       Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Peoples Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Peoples Financial Corporation as of September 30, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements as of and for the year ended September 30, 1995, were audited by other auditors, whose report thereon dated October 30, 1995, expressed an unqualified opinion on those statements and included an explanatory paragraph relative to a change in the method of accounting for certain debt and equity securities.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Financial Corporation as of September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.






Cincinnati, Ohio
November 4, 1997

                          Peoples Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                  September 30,
                        (In thousands, except share data)


         ASSETS                                                                                1997                1996
Cash and due from banks                                                                   $     343           $     276
Interest-bearing deposits in other financial institutions                                     4,440              12,257
                                                                                            -------              ------
         Cash and cash equivalents                                                            4,783              12,533

Investment securities designated as available
  for sale - at market                                                                        3,291               5,087
Investment securities - at cost, approximate market value
  of $2,025 and $1,712 as of September 30, 1997 and 1996                                      1,973               1,688
Mortgage-backed securities designated as available for
  sale - at market                                                                            8,657              14,113
Mortgage-backed securities - at amortized cost,
  approximate market value of $7,044 and $9,011
  as of September 30, 1997 and 1996                                                           6,841               8,875
Loans receivable - net                                                                       56,642              44,206
Office premises and equipment - at depreciated cost                                           1,422               1,515
Stock in Federal Home Loan Bank - at cost                                                       802                 748
Accrued interest receivable                                                                     316                 397
Prepaid expenses and other assets                                                               479                  95
                                                                                           --------           ---------

         Total assets                                                                       $85,206             $89,257
                                                                                             ======              ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                    $65,660             $64,355
Note payable                                                                                  3,000                  -
Other liabilities                                                                               326                 667
Accrued federal income taxes                                                                     10                  32
Deferred federal income taxes                                                                   884                 497
                                                                                           --------            --------
         Total liabilities                                                                   69,880              65,551

Commitments                                                                                      -                   -

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                                      -                   -
  Common stock - authorized 6,000,000 shares without par or
    stated value; 1,491,012 shares issued                                                        -                   -
  Additional paid-in capital                                                                  7,165              14,203
  Retained earnings - restricted                                                              9,779               9,455
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                      1,083                 645
  Shares acquired by stock benefit plans                                                     (1,416)               (597)
  Less:  74,400 treasury shares, at cost                                                     (1,285)                 -
                                                                                            -------             ------
         Total shareholders' equity                                                          15,326              23,706
                                                                                             ------              ------

         Total liabilities and shareholders' equity                                         $85,206             $89,257
                                                                                             ======              ======



The accompanying notes are an integral part of these statements.

                          Peoples Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                            Year ended September 30,
                        (In thousands, except share data)


                                                          1997            1996         1995
Interest income
  Loans                                                 $4,000          $3,309       $3,103
  Mortgage-backed securities                             1,483           1,569        1,466
  Investment securities                                    448             435          672
  Interest-bearing deposits and other                      322             319          118
                                                        ------          ------       ------

         Total interest income                           6,253           5,632        5,359

Interest expense
  Deposits                                               3,043           3,391        3,142
  Borrowings                                                 4              -            -
                                                      --------           -----        ----
         Total interest expense                          3,047           3,391        3,142
                                                         -----           -----        -----


         Net interest income                             3,206           2,241        2,217

Provision for losses on loans                               12             105           12
                                                       -------          ------      -------

         Net interest income after
           provision for losses on loans                 3,194           2,136        2,205

Other income
  Gain on sale of investment and mortgage-backed
    securities designated as available for sale             15              -            -
  Other operating                                           37              24           23
                                                       -------         -------      -------
         Total other income                                 52              24           23

General, administrative and other expense
  Employee compensation and benefits                     1,057             790          682
  Occupancy and equipment                                  228             228          193
  Franchise taxes                                          227             122          140
  Federal deposit insurance premiums                        61             581          150
  Data processing                                           75              75          103
  Advertising                                               37              31           70
  Other operating                                          319             235          319
                                                        ------          ------       ------
         Total general, administrative
           and other expense                             2,004           2,062        1,657
                                                         -----           -----        -----

         Earnings before income taxes                    1,242              98          571

Federal income taxes
  Current                                                  275             108          150
  Deferred                                                 161             (87)          27
                                                        ------         -------      -------
         Total federal income taxes                        436              21          177
                                                        ------         -------       ------

         NET EARNINGS                                  $   806        $     77      $   394
                                                        ======         =======       ======

         EARNINGS PER SHARE                              $.57              N/A          N/A
                                                          ===              ===          ===



The accompanying notes are an integral part of these statements.

                          Peoples Financial Corporation

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              For the years ended September 30, 1997, 1996 and 1995
                        (In thousands, except share data)

                                                                                                   Unrealized
                                                                               Shares                gains on
                                                                             acquired              securities
                                                               Additional    by stock  Treasury    designated
                                                        Common    paid-in     benefit   shares,  as available Retained
                                                         stock    capital       plans   at cost      for sale earnings    Total
Balance at October 1, 1994                                 $-    $     -         $ -   $     -      $   -      $8,984  $  8,984

Designation of securities as available for sale upon
  adoption of SFAS No. 115, net of related tax effects      -          -           -         -         382         -        382
Net earnings for the year ended September 30, 1995          -          -           -         -          -         394       394
Unrealized gains on securities designated as available
  for sale, net of related tax effects                      -          -           -         -         122         -        122
                                                            --    -------         ---    ------     ------      -----  --------

Balance at September 30, 1995                               -          -           -         -         504      9,378     9,882

Reorganization to common stock form and issuance
  of shares in connection therewith - net                   -      14,203        (597)       -          -          -     13,606
Net earnings for the year ended September 30, 1996          -          -           -         -          -          77        77
Unrealized gains on securities designated as available
  for sale, net of related tax effects                      -          -           -         -         141         -        141
                                                            --    -------         ---    ------     ------      -----  --------

Balance at September 30, 1996                               -      14,203        (597)       -         645      9,455    23,706

Return of capital distribution to shareholders              -      (7,083)         -         -          -          -     (7,083)
Purchase of shares for stock benefit plan                   -          -         (919)       -          -          -       (919)
Purchase of treasury shares                                 -          -           -     (1,285)        -          -     (1,285)
Amortization expense of stock benefit plan                  -          45         100        -          -          -        145
Dividends of $.325 per share                                -          -           -         -          -        (482)     (482)
Net earnings for the year ended September 30, 1997          -          -           -         -          -         806       806
Unrealized gains on securities designated as available
  for sale, net of related tax effects                      -          -           -         -         438         -        438
                                                            --    -------      ------    ------     ------      -----  --------

Balance at September 30, 1997                              $-    $  7,165     $(1,416)  $(1,285)    $1,083     $9,779   $15,326
                                                            ==    =======      ======    ======      =====      =====    ======


The accompanying notes are an integral part of these statements.
                                       44

                          Peoples Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended September 30,
                                 (In thousands)


                                                                        1997            1996           1995
Cash flows from operating activities:
  Net earnings for the year                                        $     806      $       77        $   394
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on
      investments and mortgage-backed securities - net                    36              64             62
    Gain on sale of investment and mortgage-backed
      securities designated as available for sale                        (15)             -              -
    Amortization of deferred loan origination (fees) costs                (9)             29             18
    Depreciation and amortization                                        102              95             82
    Provision for losses on loans                                         12             105             12
    Federal Home Loan Bank stock dividends                               (54)            (62)           (32)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                         81             (22)           (44)
      Prepaid expenses and other assets                                 (384)             (3)           (11)
      Other liabilities                                                 (201)            345             33
      Accrued interest payable                                             5               3             (8)
      Federal income taxes
        Current                                                          (23)             (1)            16
        Deferred                                                         161             (87)            27
                                                                    --------       ---------        -------
         Net cash provided by operating activities                       517             543            549

Cash flows provided by (used in) investing activities:
  Purchase of mortgage-backed securities                                  -               -          (8,160)
  Purchase of mortgage-backed securities designated
    as available for sale                                             (3,498)         (2,243)            -
  Proceeds from sale of mortgage-backed securities
    designated as available for sale                                   6,501              -              -
  Principal repayments on mortgage-backed securities                   4,616           5,090          4,956
  Purchase of investment securities designated as available
    for sale                                                          (1,500)         (3,502)            -
  Proceeds from sale of investment securities designated
    as available for sale                                              3,499              -              -
  Purchase of investment securities designated as
    held to maturity                                                  (2,000)         (1,000)        (4,246)
  Proceeds from maturity of investment securities                      1,967           6,770          7,281
  Loan principal repayments                                           16,323           8,805          6,791
  Loan disbursements                                                 (28,702)        (15,125)        (7,772)
  Purchase of office premises and equipment                               (9)            (67)          (111)
                                                                  ----------       ---------         ------
         Net cash used in investing activities                        (2,803)         (1,272)        (1,261)
                                                                     -------         -------          -----

         Net cash used in operating and investing
           activities (balance carried forward)                       (2,286)           (729)          (712)
                                                                     -------        --------         ------

                          Peoples Financial Corporation

                            Year ended September 30,
                                 (In thousands)


                                                                             1997            1996           1995
         Net cash used in operating and investing
           activities (balance brought forward)                          $ (2,286)      $    (729)       $  (712)


Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                               1,305          (2,208)           764
  Proceeds from note payable                                                3,000              -              -
  Return of capital distribution on common stock                           (7,083)             -              -
  Purchase of treasury shares                                              (1,285)             -              -
  Purchase of shares for stock benefit plans                                 (919)             -              -
  Dividends paid on common stock                                             (482)             -              -
  Net proceeds from the issuance of common stock                               -           13,606             -
                                                                          -------          ------          ----
         Net cash provided by (used in) financing activities               (5,464)         11,398            764
                                                                          -------          ------         ------

Net increase (decrease) in cash and cash equivalents                       (7,750)         10,669             52

Cash and cash equivalents at beginning of year                             12,533           1,864          1,812
                                                                           ------         -------          -----

Cash and cash equivalents at end of year                                 $  4,783         $12,533         $1,864
                                                                          =======          ======          =====

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Federal income taxes                                                $     298       $     108        $   135
                                                                         ========        ========         ======

    Interest on deposits and borrowings                                  $  3,039        $  3,387         $3,150
                                                                          =======         =======          =====


Supplemental disclosure of noncash investing activities:
  Securities transferred to an available for sale classification
    in accordance with SFAS No. 115                                      $     -          $14,855        $   809
                                                                          =======          ======         ======

  Unrealized gains on securities designated as
    available for sale, net of related tax effects                      $     438       $     141        $   504
                                                                         ========        ========         ======







The accompanying notes are an integral part of these statements.

                          Peoples Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    On October 16, 1995, the Board of Directors of Peoples Federal Savings and Loan Association of Massillon (the Association) adopted a Plan of Conversion (the Plan) whereby the Association would convert to the stock form of ownership, followed by the issuance of all of the Association's outstanding stock to a newly formed holding company, Peoples Financial Corporation (the Corporation). Pursuant to the Plan, the Corporation offered common shares for sale to certain depositors of the Association and members of the community. The conversion was completed on September 12, 1996, and resulted in the issuance of 1,491,012 common shares of the Corporation which, after consideration of offering expenses totaling approximately $707,000, and share purchases by the Employee Stock Ownership Plan (ESOP) totaling $597,000, resulted in net equity proceeds of $13.6 million. Condensed financial statements of the Corporation are presented in Note L. Future references are made either to the Corporation or the Association as applicable.

    The Corporation is a savings and loan holding company whose activities are primarily limited to holding the stock of the Association. The Association conducts a general banking business in northeast Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Association's profitability is significantly dependent on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Association can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management's control.

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

    A summary of significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements follows:

    1.  Principles of Consolidation

    The consolidated financial statements include the accounts of the Corporation and the Association, and its wholly-owned subsidiary, Massillon Community Service Corporation (Massillon) . At September 30, 1997 and 1996, Massillon had no assets and was inactive. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

                          Peoples Financial Corporation

                        September 30, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    2.  Investment Securities and Mortgage-Backed Securities

     The Corporation accounts for investments and mortgage-backed securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that investments be categorized as held-to-maturity, trading, or available for sale. Securities classified as held-to-maturity are carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Trading securities and securities designated as available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or shareholders' equity, respectively.

     In November 1995, the Financial Accounting Standards Board (the "FASB") issued a Special Report on Implementation of SFAS No. 115 (the Special Report), which provided for the reclassification of securities between the held-to- maturity, available for sale and trading portfolios during a forty-five day period, without calling into question management's prior intent with respect to such securities. Management elected to restructure the Association's securities portfolio pursuant to the Special Report, and transferred investment and mortgage-backed securities totaling $14.9 million from the held-to-maturity portfolio to an available for sale classification. At September 30, 1997 and 1996, the Corporation's shareholders' equity reflected a net unrealized gain on securities designated as available for sale of $1.1 million and $645,000, respectively.

     Realized gains and losses on sales of securities are recognized using the specific identification method.

    3.  Loans Receivable

     Loans receivable are stated at the principal balance outstanding, adjusted for deferred loan origination fees and costs and the allowance for loan losses. Interest is accrued as earned unless the collectibility of the loan is in doubt. Interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status. If the ultimate collectibility of the loan is in doubt, in whole or in part, all payments received on nonaccrual loans are applied to reduce principal until such doubt is eliminated.

                          Peoples Financial Corporation

                        September 30, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

    In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This Statement, which was amended by SFAS No. 118 as to certain income recognition and financial statement disclosure provisions, requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral if the loan is collateral dependent. The Association adopted SFAS No. 114 effective October 1, 1995, without material effect on consolidated financial condition or results of operations.

    A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Association considers its investment in one- to four-family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Association's investment in nonresidential and multi-family residential real estate loans, and its evaluation of impairment thereof, such loans are generally collateral dependent and, as a result, are carried as a practical expedient at the lower of cost or fair value.

                          Peoples Financial Corporation

                        September 30, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    5.  Allowance for Loan Losses (continued)

    Collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

    At September 30, 1997 and 1996, the Association had no loans that would be defined as impaired under SFAS No. 114.

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

    8.  Income Taxes

    The Corporation accounts for federal income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 established financial accounting and reporting standards for the effects of income taxes that result from the Corporation's activities within the current and previous years. In accordance with SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in net taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years' earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management's estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

                          Peoples Financial Corporation

                        September 30, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    8.  Income Taxes (continued)

    Deferral of income taxes results primarily from the different methods of accounting for deferred loan origination fees and costs, Federal Home Loan Bank stock dividends, general loan loss allowances, percentage of earnings bad debt deductions and the Savings Association Insurance Fund (SAIF) special assessment discussed in Note K. Additional temporary differences result from depreciation computed using accelerated methods for tax purposes.

    9.  Benefit Plans

    In conjunction with its reorganization to stock form, the Corporation implemented an Employee Stock Ownership Plan (ESOP). The ESOP provides retirement benefits for substantially all employees who have completed one year of service and have attained the age of 21. The Corporation accounts for the ESOP in accordance with Statement of Position (SOP) 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SOP 93-6 requires the measure of compensation expense recorded by employers to equal the fair value of ESOP shares allocated to participants during a fiscal year. Expense recognized related to the ESOP totaled approximately $203,000 and $35,000 for the fiscal years ended September 30, 1997 and 1996, respectively.

    The Association also provides retirement benefits through contributions to a discretionary 401(k) plan. Expense under the plan totaled $21,000, $58,000 and $37,000 for fiscal 1997, 1996 and 1995, respectively. Due to contributions made to the ESOP, the Company did not make matching contributions to the 401(k) plan during fiscal 1997.

    The Corporation also has a Recognition and Retention Plan ("RRP"). Subsequent to the common stock offering the RRP purchased 59,640 shares of the Corporation's common stock in the open market. During fiscal 1997, a total of 47,712 shares available under the RRP were granted to officers and directors of the Corporation effective upon receipt of shareholder approval of the RRP, leaving 11,928 shares available for allocation. Common stock granted under the RRP vests ratably over a five year period, commencing with the date of grant. A provision of $80,000 related to the RRP was charged to expense for the year ended September 30, 1997.

    10.  Earnings Per Share and Capital Distributions

    Earnings per share for the year ended September 30, 1997 is based upon the weighted-average shares outstanding during the year plus those stock options that are dilutive, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding totaled 1,420,414 for the year ended September 30, 1997. The provisions of Accounting Principles Board Opinion No. 15, "Earnings Per Share," are not applicable for fiscal 1996 and 1995, as the Corporation completed its conversion to stock form in September 1996. There was no dilutive effect attendant to the Corporation's stock option plan. During fiscal 1997, the Corporation paid capital distributions with respect to its common stock of $5.32 per share. Of this amount, $5.00 per share was deemed by management to constitute a return of capital.

                          Peoples Financial Corporation

                        September 30, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

    The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at September 30, 1997 and 1996:

                  Cash and cash equivalents: The carrying amounts presented in the consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

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

                  Federal Home Loan Bank stock: The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value.

                          Peoples Financial Corporation

                        September 30, 1997, 1996 and 1995


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

               Borrowings: The fair value of the 90 day unsecured note payable is deemed to approximate the carrying value.

               Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The difference between the fair value and notional amount of outstanding loan commitments at September 30, 1997 and 1996, was not material.

    Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation's financial instruments at September 30, are as follows:

                                                       1997                          1996
                                          Carrying          Fair         Carrying         Fair
                                             value         value            value        value
                                                               (In thousands)
    Financial assets
      Cash and cash equivalents           $  4,783      $  4,783          $12,533      $12,533
      Investment securities                  5,264         5,316            6,775        6,799
      Mortgage-backed securities            15,498        15,701           22,988       23,124
      Loans receivable                      56,642        58,315           44,206       44,319
      Federal Home Loan Bank stock             802           802              748          748
                                          --------      --------         --------     --------

                                           $82,989       $84,917          $87,250      $87,523
                                            ======        ======           ======       ======

    Financial liabilities
      Deposits                             $65,660       $65,905          $64,355      $64,526
      Borrowings                             3,000         3,000               -            -
                                           -------       -------          -------      ------

                                           $68,660       $68,905          $64,355      $64,526
                                            ======        ======           ======       ======

    13.  Reclassifications

    Certain prior year amounts have been reclassified to conform to the 1997 consolidated financial statement presentation.

                          Peoples Financial Corporation

                        September 30, 1997, 1996 and 1995


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of investment securities at September 30, 1997 and 1996, are as follows:

                                                                                  1997
                                                                          Gross          Gross      Estimated
                                                       Amortized     unrealized      unrealized          fair
                                                            cost          gains         losses          value
                                                                             (In thousands)
    Held to maturity:
      Municipal obligations                              $   973       $     57        $    5         $1,025
      Federal Home Loan Bank obligations                   1,000             -             -           1,000
                                                           -----          -----            --          -----
         Total investments held to maturity                1,973             57             5          2,025

    Available for sale:
      U.S. Government obligations                          1,500             -              4          1,496
      FHLMC stock                                             46          1,603            -           1,649
      Automobile loan pass-through certificates              146             -             -             146
                                                          ------          -----            --         ------
         Total investments available for sale              1,692          1,603             4          3,291
                                                           -----          -----         -----          -----

         Total investment securities                      $3,665         $1,660        $    9         $5,316
                                                           =====          =====         =====          =====

                                                                                  1996
                                                                          Gross           Gross     Estimated
                                                       Amortized     unrealized      unrealized          fair
                                                            cost          gains          losses         value
                                                                             (In thousands)
    Held to maturity:
      Municipal obligations                              $   988       $     29         $    6         $1,011
      U.S. Government agency obligations                     200              1             -             201
      Federal Home Loan Bank obligations                     500             -              -             500
                                                          ------          -----             --         ------
         Total investments held to maturity                1,688             30              6          1,712

    Available for sale:
      U.S. Government obligations                          3,502             -              -           3,502
      FHLMC stock                                             46          1,096             -           1,142
      Automobile loan pass-through certificates              456              2             15            443
                                                          ------       --------           ----         ------
         Total investments available for sale              4,004          1,098             15          5,087
                                                           -----          -----           ----          -----

         Total investment securities                      $5,692         $1,128          $  21         $6,799
                                                           =====          =====           ====          =====

                          Peoples Financial Corporation

                        September 30, 1997, 1996 and 1995


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (continued)

    The amortized cost and estimated fair value of investment securities at September 30, 1997, including those designated as available for sale, are shown below by term to maturity.

                                                                   Estimated
                                                 Amortized              fair
                                                      cost             value
                                                           (In thousands)
    Due in one year or less                         $1,028            $1,028
    Due after one year through five years            1,753             1,747
    Due in five to ten years                           197               204
    Due after ten years                                641               688
                                                    ------            ------
                                                     3,619             3,667
    FHLMC stock                                         46             1,649
                                                   -------             -----

                                                    $3,665            $5,316
                                                     =====             =====

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of mortgage-backed securities at September 30, 1997 and 1996, are shown below:

                                                                                          1997
                                                                          Gross             Gross      Estimated
                                                     Amortized       unrealized        unrealized           fair
                                                          cost            gains            losses          value
                                                                               (In thousands)
    Held to maturity:
      Government National Mortgage
        Association participation certificates        $  3,168            $  89               $-        $  3,257
      Federal Home Loan Mortgage
        Corporation participation certificates           2,294               47                -           2,341
      Federal National Mortgage Association
        participation certificates                       1,379               67                -           1,446
                                                       -------             ----                --        -------
         Total mortgage-backed securities
           held to maturity                              6,841              203                -           7,044

    Available for sale:
      Government National Mortgage
        Association participation certificates           3,253               49                -           3,302
      Federal Home Loan Mortgage
        Corporation participation certificates           1,951               18                 3          1,966
      Collateralized mortgage obligations -
        FNMA and FHLMC REMICs                            2,314                8                 9          2,313
      Guardian Savings and Loan participation
        certificates                                       916               -                 19            897
      Discovery Resort Limited, partnership
        notes                                              179               -                 -             179
                                                      --------               --                --       --------
         Total mortgage-backed securities
           available for sale                            8,613               75                31          8,657
                                                       -------             ----              ----        -------

         Total mortgage-backed securities              $15,454             $278             $  31        $15,701
                                                        ======              ===              ====         ======

                          Peoples Financial Corporation

                        September 30, 1997, 1996 and 1995


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (continued)

                                                                                    1996
                                                                             Gross             Gross      Estimated
                                                        Amortized       unrealized        unrealized           fair
                                                             cost            gains            losses          value
                                                                                (In thousands)
    Held to maturity:
      Government National Mortgage
        Association participation certificates           $  3,779            $  59               $-        $  3,838
      Federal Home Loan Mortgage
        Corporation participation certificates              3,320               39                25          3,334
      Federal National Mortgage Association
        participation certificates                          1,776               63                -           1,839
                                                          -------             ----                --        -------
         Total mortgage-backed securities
           held to maturity                                 8,875              161                25          9,011

    Available for sale:
      Government National Mortgage
        Association participation certificates              5,051                7                14          5,044
      Federal Home Loan Mortgage
        Corporation participation certificates              4,630                8                32          4,606
      Federal National Mortgage
        Association participation certificates                869               -                  8            861
      Collateralized mortgage obligations -
        FNMA and FHLMC REMICs                               2,384               10                53          2,341
      Guardian Savings and Loan participation
        certificates                                          995               -                 23            972
      Discovery Resort Limited, partnership
        notes                                                 289               -                 -             289
                                                         --------               --                --       --------
         Total mortgage-backed securities
           available for sale                              14,218               25               130         14,113
                                                           ------             ----               ---         ------

         Total mortgage-backed securities                 $23,093             $186              $155        $23,124
                                                           ======              ===               ===         ======

    The amortized cost and estimated fair values of mortgage-backed securities at September 30, 1997, including those designated as available for sale, are shown below by contractual term to maturity. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

                                                              Estimated
                                       Amortized                   fair
                                            cost                  value
                                                  (In thousands)
    Due in one year or less            $     733              $     734
    Due in five to ten years                 630                    642
    Due after ten years                   14,091                 14,325
                                          ------                 ------

                                         $15,454                $15,701
                                          ======                 ======

                          Peoples Financial Corporation

                        September 30, 1997, 1996 and 1995


NOTE C - LOANS RECEIVABLE

    The composition of the loan portfolio at September 30 is as follows:

                                                           1997           1996
                                                              (In thousands)
    Residential real estate
      One- to four-family                               $49,574        $35,858
      Multi-family                                          345            122
    Nonresidential real estate                            2,653          3,695
    Construction                                          9,140         10,579
    Consumer and other loans                                401            412
    Deferred loan origination costs, net                     48             70
                                                      ---------      ---------
                                                         62,161         50,736
    Less:
      Undisbursed portion of loans in process             5,374          6,337
      Allowance for losses on loans                         145            193
                                                       --------        -------

                                                        $56,642        $44,206
                                                         ======         ======

    The Association's lending efforts have historically focused on one- to four-family residential real estate loans, which comprise approximately $53.5 million, or 94%, of the total loan portfolio at September 30, 1997, and approximately $39.9 million, or 90% of the total loan portfolio, at September 30, 1996. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Association with adequate collateral coverage in the event of default. Nevertheless, the Association, as with any lending institution, is subject to the risk that real estate values could deteriorate in its primary lending area of northeast Ohio, thereby impairing collateral values. However, management is of the belief that real estate values in the Association's primary lending area are presently stable.

    In the ordinary course of business, the Association has made loans to some of its directors, officers and their related business interests. In the opinion of management, such loans are consistent with sound lending practices and are within applicable regulatory lending limitations. The balance of such loans totaled approximately $277,000 and $393,000 at September 30, 1997 and 1996, respectively.

    From time to time, the Corporation has retained a director to perform legal services. Fees paid for such services totaled approximately $17,000 and $16,000 for the years ended September 30, 1997 and 1996.

                          Peoples Financial Corporation

                        September 30, 1997, 1996 and 1995


NOTE D - ALLOWANCE FOR LOAN LOSSES

     The activity in the allowance for loan losses is summarized as follows for the years ended September 30:

                                          1997           1996           1995
                                                    (In thousands)
    Balance at beginning of year          $193          $  80          $  68
    Provision for losses on loans           12            105             12
    Charge-offs                            (60)            -              -
    Recoveries                              -               8             -
                                            --          -----             -

    Balance at end of year                $145           $193          $  80
                                           ===            ===           ====

    As of September 30, 1997, the Association's allowance for loan losses was comprised solely of a general loan loss allowance, which is includible as a component of regulatory risk-based capital.

    Nonperforming and nonaccrual loans at September 30, 1997, 1996 and 1995, totaled $2,000, $25,000 and $648,000, respectively. Interest income that would have been recognized had nonaccrual loans performed pursuant to contractual terms totaled approximately $29,000 for the year ended September 30, 1995. There was no material loss of interest income on nonperforming loans for the years ended September 30, 1997 and 1996.


NOTE E - OFFICE PREMISES AND EQUIPMENT

    Office premises and equipment at September 30 is comprised of the following:

                                                      1997           1996
                                                         (In thousands)
    Land                                           $   355        $   355
    Building and improvements                        1,216          1,215
    Furniture and equipment                            846            838
                                                    ------         ------
                                                     2,417          2,408
      Less accumulated depreciation and
        amortization                                   995            893
                                                    ------         ------

                                                    $1,422         $1,515
                                                    ======         ======

                          Peoples Financial Corporation

                        September 30, 1997, 1996 and 1995


NOTE F - DEPOSITS

    Deposits consist of the following major classifications at September 30:

    Deposit type and weighted-
    average interest rate                                    1997                           1996
                                                   Amount          %                  Amount         %
                                                                      (Dollars in thousands)
    NOW accounts
      1997 - 1.50%                               $  2,497         3.8
      1996 - 1.50%                                                                  $  1,293         2.0
    Passbook
      1997 - 2.00%                                 11,395        17.4
      1996 - 2.25%                                                                    12,120        18.8
    Money market demand accounts
      1997 - 2.10%                                  2,588         3.9
      1996 - 2.35%                                                                     3,067         4.8
                                                  -------      ------                -------       -----
    Total demand, transaction and
      passbook deposits                            16,480        25.1                 16,480        25.6

    Certificates of deposit
      Original maturities of:
        Up to 12 months
          1997 - 5.29%                             11,019        16.8
          1996 - 5.20%                                                                12,300        19.1
        Over 12 months to 94 months
          1997 - 5.99%                             38,001        57.9
          1996 - 6.02%                                                                35,383        55.0
      Individual retirement accounts
        1997 - 1.50%                                  160          .2
        1996 - 2.00%                                                                     192          .3
                                                  -------       -----                 ------       -----

    Total certificates of deposit                  49,180        74.9                 47,875        74.4
                                                   ------       -----                 ------       -----

    Total deposit accounts                        $65,660       100.0                $64,355       100.0
                                                   ======       =====                 ======       =====

    At September 30, 1997 and 1996, the  Association  had deposit  accounts with
balances  of  $100,000  or  more   totaling   $4.3  million  and  $3.7  million,
respectively.

    Interest expense on deposits is summarized as follows for the years ended September 30:

                                         1997            1996           1995
                                                   (In thousands)
    NOW accounts                     $     18        $     18       $     15
    Passbook                              241             326            323
    Money market demand accounts           57              87            109
    Certificates of deposit             2,727           2,960          2,695
                                        -----           -----          -----

                                       $3,043          $3,391         $3,142
                                        =====           =====          =====

                          Peoples Financial Corporation

                        September 30, 1997, 1996 and 1995


NOTE F - DEPOSITS (continued)

    Maturities of outstanding certificates of deposit at September 30 are summarized as follows:

                                                   1997                1996
                                                        (In thousands)
    Up to one year                              $27,334             $25,472
    Over one year to two years                   16,174              14,531
    Over two years to three years                 3,216               5,314
    Over three years to four years                1,858               1,356
    Over four years to five years                   221                 732
    Over five years                                 377                 470
                                               --------            --------

                                                $49,180             $47,875
                                                 ======              ======


NOTE G - NOTE PAYABLE

    In connection with the September 1997 return of capital distribution, the Corporation borrowed funds from another financial institution. At September 30, 1997, the related note payable consisted of an unsecured 90-day loan bearing interest at 8.50%.


NOTE H - FEDERAL INCOME TAXES

     Federal income taxes differ from the amounts computed at the statutory corporate tax rate at September 30 as follows:

                                                         1997          1996           1995
                                                                   (In thousands)
    Federal income taxes at statutory rate               $422          $  33           $194
    Increase (decrease) in taxes resulting from:
      Interest on municipal obligations                   (12)           (12)           (17)
      Other                                                26             -              -
                                                         ----             --             -
    Federal income taxes per consolidated
      financial statements                               $436          $  21           $177
                                                          ===           ====            ===

    Effective tax rate                                  35.1%           21.4%          31.0%
                                                        ====            ====           ====

                          Peoples Financial Corporation

                        September 30, 1997, 1996 and 1995


NOTE H - FEDERAL INCOME TAXES (continued)

    The composition of the Corporation's net deferred tax liability at September 30 is as follows:


    Taxes (payable) refundable on temporary                1997         1996
    differences at statutory rate:                          (In thousands)
    Deferred tax assets:
      Net deferred loan origination fees               $     71       $   71
      SAIF recapitalization assessment                       -           145
      General loan loss allowance                            70           66
      Other                                                   3           -
                                                       --------          --
         Deferred tax assets                                144          282

    Deferred tax liabilities:
      Federal Home Loan Bank stock dividends               (174)        (155)
      Difference between book and tax depreciation         (104)        (101)
      Percentage of earnings bad debt deduction            (190)        (190)
      Unrealized gains on securities designated
        as available for sale                              (560)        (333)
                                                         ------         ----
         Deferred tax liabilities                        (1,028)        (779)
                                                          -----         ----

         Net deferred tax liability                     $  (884)       $(497)
                                                         ======         ====

    The Association was allowed a special bad debt deduction generally limited to 8% of otherwise taxable income and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. If the amounts that previously qualified as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. Retained earnings at September 30, 1997, include approximately $2.4 million for which federal income taxes have not been provided. The approximate amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $630,000 at September 30, 1997. See Note K for additional information regarding future percentage of earnings bad debt deductions.

                          Peoples Financial Corporation

                        September 30, 1997, 1996 and 1995


NOTE I - LOAN COMMITMENTS

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

    At September 30, 1997, the Association had outstanding commitments of approximately $2.0 million to originate loans. Additionally, the Association had undisbursed loans in process of $5.4 million at September 30, 1997. In the opinion of management, all loan commitments equaled or exceeded prevalent market interest rates as of September 30, 1997, and will be funded from normal cash flow from operations.


NOTE J - REGULATORY CAPITAL

    The Association is subject to the regulatory capital requirements of the Office of Thrift Supervision (the "OTS"). Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

    Such minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets such as capitalized mortgage servicing rights) equal to 3.0% of adjusted total assets. A recent OTS proposal, if adopted in present form, would increase the core capital requirement to a

                          Peoples Financial Corporation

                        September 30, 1997, 1996 and 1995


NOTE J - REGULATORY CAPITAL (continued)

    range of 4% - 5% of adjusted total assets for substantially all savings institutions. Management anticipates no material change to the Association's present excess regulatory capital position as a result of this change in the regulatory capital requirement. The risk-based capital requirement provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Association multiplies the value of each asset on its statement of financial condition by a defined risk-weighting factor, e.g., one-to-four family residential loans carry a risk-weighted factor of 50%.

    During the calendar year, the Association was notified from its regulator that it was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized" the Association must maintain minimum capital ratios as set forth in the following table.

    As of September 30, 1997, management believes that the Association met all capital adequacy requirements to which it is subject.

                                                            As of September 30, 1997
                                                                                           To be "well-
                                                                                        capitalized" under
                                                               For capital               prompt corrective
                                       Actual                adequacy purposes          action provisions
                                   Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                           (Dollars in thousands)
    Tangible capital              $16,126    19.3%         =>$1,251    =>1.5%          =>$4,170     => 5.0%

    Core capital                  $16,126    19.3%         =>$2,502    =>3.0%          =>$5,004     => 6.0%

    Risk-based capital            $16,271    43.9%         =>$2,966    =>8.0%          =>$3,708     =>10.0%

    The Corporation's management believes that, under the current regulatory capital regulations, the Association will continue to meets its minimum capital requirements in the foreseeable future. However, events beyond the control of management, such as increased interest rates or an economic downturn in the Association's market areas, could adversely affect future earnings and, consequently, the ability to meet future minimum regulatory capital requirements.

                          Peoples Financial Corporation

                        September 30, 1997, 1996 and 1995


NOTE K - LEGISLATIVE DEVELOPMENTS

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

     On September 30, 1996, the President enacted legislation to recapitalize the SAIF which provided for a special assessment of $.657 per $100 of deposits held at March 31, 1995. The Association had $65.7 million in SAIF deposits at March 31, 1995, resulting in an assessment of approximately $428,000, or $282,000 after-tax, which was recorded as a charge in fiscal 1996, and was paid in November 1996.

     The legislation also provided for a reduction of future annual deposit insurance premiums from $.235 per $100 of SAIF deposits to $.064 per $100 of SAIF deposits.

     A component of the recapitalization plan provides for the merger of the SAIF and BIF on January 1, 1999, assuming all savings associations have become banks. Pending legislation has proposed the elimination of the thrift charter or of the separate federal regulation of thrifts. As a result, the Association would be regulated as a bank under federal laws which would subject it to the more restrictive activity limits imposed on national banks. Under separate but related legislation recently enacted into law, the Association is required to recapture as taxable income approximately $560,000 of its bad debt reserve, which represents the post-1987 additions to the reserve, and is unable to utilize the percentage of earnings method to compute its reserve in the future. The Association has provided deferred taxes for this amount and will be permitted by such legislation to amortize the recapture of its bad debt reserve over six years.

                          Peoples Financial Corporation

                        September 30, 1997, 1996 and 1995


NOTE L - CONDENSED FINANCIAL STATEMENTS OF PEOPLES FINANCIAL CORPORATION

    The following condensed financial statements summarize the financial position of Peoples Financial Corporation as of September 30, 1997 and 1996, and the results of its operations and its cash flows for the periods ended September 30, 1997 and 1996.

                          Peoples Financial Corporation
                        STATEMENTS OF FINANCIAL CONDITION
                                  September 30,
                                 (In thousands)

         ASSETS                                                                   1997              1996
    Interest-bearing deposits in other financial institutions                $     310          $  2,957
    Investment securities designated as available for sale -
      at market                                                                     -              3,502
    Mortgage-backed securities designated as available for
      sale - at market                                                              -              1,269
    Loan receivable from ESOP                                                      497               597
    Investment in Peoples Federal Savings and Loan Association
      of Massillon                                                              17,209            15,962
    Other assets                                                                   400                38
                                                                              --------         ---------

         Total assets                                                          $18,416           $24,325
                                                                                ======            ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

    Accounts payable to Peoples Federal Savings and Loan
      Association of Massillon                                              $       79         $     609
    Note payable                                                                 3,000                -
    Other liabilities                                                               11                10
                                                                             ---------         ---------
         Total liabilities                                                       3,090               619

    Shareholders' equity
      Common stock                                                                  -                 -
      Additional paid-in capital                                                16,372            23,310
      Unrealized gains on securities designated as available
        for sale, net of related tax effects                                     1,083               645
      Retained earnings (deficit)                                                   75              (249)
      Shares acquired by stock benefit plans                                      (919)               -
      Treasury shares                                                           (1,285)               -
                                                                               -------           ------
         Total shareholders' equity                                             15,326            23,706
                                                                                ------            ------

         Total liabilities and shareholders' equity                            $18,416           $24,325
                                                                                ======            ======

                          Peoples Financial Corporation

                        September 30, 1997, 1996 and 1995


NOTE L - CONDENSED FINANCIAL STATEMENTS OF PEOPLES FINANCIAL CORPORATION (continued)

                          Peoples Financial Corporation
                            STATEMENTS OF OPERATIONS
                           Period ended September 30,
                                 (In thousands)

                                                           1997          1996
    Revenue (expense)
      Interest income                                   $   437        $   32
      Other income                                            4            -
      Equity in earnings (loss) of subsidiary               664          (268)
                                                         ------          ----
                                                          1,105          (236)

    Interest expense                                         20            -

    General and administrative expenses                     198             2
                                                         ------        ------

         Earnings (loss) before income taxes                887          (238)

    Federal income taxes                                     81            11
                                                        -------         -----

         NET EARNINGS (LOSS)                            $   806         $(249)
                                                         ======          ====

                          Peoples Financial Corporation

                        September 30, 1997, 1996 and 1995


NOTE L - CONDENSED FINANCIAL STATEMENTS OF PEOPLES FINANCIAL CORPORATION (continued)

                          Peoples Financial Corporation
                            STATEMENTS OF CASH FLOWS
                           Period ended September 30,
                                 (In thousands)

                                                                                1997              1996
    Cash flows provided by (used in) operating activities:
      Net earnings (loss) for the period                                     $   806         $    (249)
      Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities:
        Undistributed (earnings) loss of consolidated subsidiary                (809)              268
        Amortization of expense related to employee
          benefit plans                                                          145                -
        Gain on sale of securities designated as available for sale               (4)               -
        Increases (decreases) in cash due to changes in:
          Other assets                                                          (362)              (38)
          Other liabilities                                                        1                10
          Other                                                                 (530)              609
                                                                              ------          --------
         Cash provided by (used in) operating activities                        (753)              600

    Cash flows provided by (used in) investing activities:
      Purchase of securities available for sale                               (3,020)           (4,771)
      Maturities of investment securities                                      3,502                -
      Proceeds from sale of securities designated as available
        for sale                                                               4,293                -
      Investment in subsidiary                                                    -             (6,478)
                                                                               -----           -------
         Net cash provided by (used in) investment activities                  4,775           (11,249)

    Cash flows provided by (used in) financing activities:
      Proceeds from issuance of common stock                                      -             13,606
      Proceeds from note payable                                               3,000                -
      Return of capital distribution                                          (7,083)               -
      Repayments on ESOP loan                                                    100                -
      Dividends on common stock                                                 (482)               -
      Purchase of shares for stock benefit plan                                 (919)               -
      Purchase of treasury stock                                              (1,285)               -
                                                                               -----           ------
         Net cash provided by (used in) financing activities                  (6,669)           13,606
                                                                               -----            ------

    Net increase (decrease) in cash and cash equivalents                      (2,647)            2,957

    Cash and cash equivalents at beginning of period                           2,957                -
                                                                               -----           ------

    Cash and cash equivalents at end of period                               $   310          $  2,957
                                                                              ======           =======

                          Peoples Financial Corporation

                        September 30, 1997, 1996 and 1995


NOTE M - STOCK OPTION PLAN

    During fiscal 1997, the Board of Directors adopted a Stock Option Plan that provided for the issuance of 104,371 shares of authorized, but unissued shares of common stock at the fair market value at the date of grant. The Corporation granted options to purchase 37,275 shares to members of the Board of Directors and 67,096 shares to certain employees at an exercise price of $16.00 per share.

    The Corporation applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below for the year ended September 30, 1997:


    Net earnings                    As reported                         $806

                                      Pro-forma                         $767

    Earnings per share              As reported                         $.57

                                      Pro-forma                         $.54

     The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1997; dividend yield of 1.7% and expected volatility of 12.0%; risk-free interest rate of 6.5% and expected life of ten years.

     A summary of the status of the Corporation's fixed stock option plan as of September 30, 1997, and changes during the year ended September 30, 1997, is presented below:

                                                                     Weighted-
                                                                       average
                                                                      exercise
                                                       Shares            price
    Outstanding at beginning of year                       -            $    -
    Granted                                           104,371           $16.00
    Exercised                                              -            $    -
    Forfeited                                              -            $    -
                                                    ---------            -----

    Outstanding at end of year                        104,371           $16.00
                                                      =======            =====

    Options exercisable at year-end                        -            $    -
                                                    =========            =====
    Weighted-average fair value of
      options granted during the year                                  $  4.76
                                                                        ======

                          Peoples Financial Corporation

                        September 30, 1997, 1996 and 1995


NOTE M - STOCK OPTION PLAN (continued)

    The following information applies to options outstanding at September 30, 1997:

    Number outstanding                                                  104,371
    Exercise price                                                       $16.00
    Weighted-average exercise price                                      $16.00
    Weighted-average remaining contractual life                       9.5 years


NOTE N - CORPORATE REORGANIZATION AND CONVERSION TO STOCK FORM

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

    At the date of the conversion, the Association established a liquidation account in an amount equal to retained earnings reflected in the statement of financial condition used in the conversion offering circular. The liquidation account will be maintained for the benefit of eligible savings account holders who maintained deposit accounts in the Association after conversion. In the event of a complete liquidation (and only in such event), each eligible savings account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted balance of deposit accounts held, before any liquidation distribution may be made with respect to common stock. Except for the repurchase of stock and payment of dividends by the Association, the existence of the liquidation account will not restrict the use or application of such retained earnings. The Association may not declare, pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would cause retained earnings to be reduced below either the amount required for the liquidation account or the regulatory capital requirements for SAIF insured institutions.


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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The information contained in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of PFC (the "Proxy Statement"), which is included as Exhibit 99.1 hereto, under the caption "PROPOSAL ONE - Election of Directors
- Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Item 10.      Executive Compensation

        The information contained in the Proxy Statement under the caption "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" is incorporated herein by reference.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

        The information contained in the Proxy Statement under the caption "VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is incorporated herein by reference.

Item 12.      Certain Relationships and Related Transactions

     The information contained in the Proxy Statement under the caption "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS - Certain Transactions" is incorporated herein by reference.



Item 13.      Exhibits and Reports on Form 8-K
              (a)     Exhibits

                      3.1          Articles of Incorporation (incorporated by reference)

                      3.2          Code of Regulations (incorporated by reference)

                      10.1         Employment Agreement with Mr. Paul von Gunten  (incorporated by reference)

                      10.2         Employment Agreement with Ms. Linda Fowler (incorporated
                                   by reference)

                      10.3         Employment Agreement with Mr. James Rinehart (incorporated by reference)

                      10.4         Employment Agreement with Ms. Cynthia Wagner (incorporated by reference)

                      10.5         Peoples  Financial   Corporation  1997  Stock  Option  and  Incentive  Plan
                                   (incorporated by reference)

                      10.6         Peoples  Financial  Corporation  Recognition  and Retention  Plan and Trust
                                   Agreement (incorporated by reference)

                      16           Opinion of Hall, Kistler

                      21           Subsidiaries of Peoples Financial Corporation (incorporated by reference)

                      23.1         Consent of Grant Thornton

                      23.2         Consent of Hall, Kistler

                      27           Financial Data Schedule

                      99.1         Proxy  Statement for 1998 Annual Meeting of Shareholders  (incorporated  by reference)

                      99.2         Safe Harbor Under the Private Securities Litigation Reform Act of 1995

              (b) No reports on Form 8-K were filed during the fiscal year ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PEOPLES FINANCIAL CORPORATION


                                              By /s/ Paul von Gunten
                                                  Paul von Gunten
                                                  President
                                                  (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Paul von Gunten                        By /s/ James R. Rinehart
    Paul von Gunten                              James R. Rinehart
    President and Director                       Treasurer
                                                 (Principal Financial Officer)


Date  December 17, 1997                       Date December 17, 1997



By /s/ Victor C. Baker                        By /s/ James P. Bordner
    Victor C. Baker                              James P. Bordner
    Director                                     Director


Date December 17, 1997                        Date December 17, 1997



By /s/ Vincent G. Matecheck                   By /s/ Thomas E. Shelt
    Vincent G. Matecheck                         Thomas E. Shelt
    Secretary and Director                       Director



Date December 17, 1997                        Date December 17, 1997



By /s/ Vincent E. Stephan
    Vincent E. Stephan
    Chairman of the Board and Director


Date December 17, 1997

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
     3.1        Articles of Incorporation of Peoples Financial         Incorporated by reference to Pre-Effective Amendment
                Corporation                                            No. 1 to the Registration Statement on Form S-1 of
                                                                       the Registrant (No. 333-2690) filed with the
                                                                       Securities and Exchange Commission (the "SEC") on
                                                                       June 28, 1996 (the "S-1"), Exhibit 3.1.

     3.2        Code of Regulations of Peoples Financial Corporation   Incorporated by reference to Exhibit 3.2 to the S-1.

     10.1       Employment Agreement with Mr. von Gunten               Incorporated by reference to Exhibit 10.1 to the Form
                                                                       10-KSB filed by the Registrant with the SEC on
                                                                       December 26, 1996 (the "1996 10-KSB").

     10.2       Employment Agreement with Ms. Fowler                   Incorporated by reference to Exhibit 10.2 to the 1996
                                                                       10-KSB.

     10.3       Employment Agreement with Mr. Rinehart                 Incorporated by reference to Exhibit 10.3 to the 1996
                                                                       10-KSB.

     10.4       Employment Agreement with Ms. Wagner                   Incorporated by reference to Exhibit 10.4 to the 1996
                                                                       10-KSB.

     10.5       Peoples Financial Corporation 1997 Stock Option and    Incorporated by reference to Exhibit A to the
                Incentive Plan                                         definitive Proxy Statement filed with the SEC on
                                                                       February 6, 1997.

     10.6       Peoples Financial Corporation Recognition and          Incorporated by reference to Exhibit B to the
                Retention Plan and Trust Agreement                     definitive Proxy Statement filed with the SEC on
                                                                       February 6, 1997.

      16        Opinion of Hall, Kistler

      21        Subsidiaries of Peoples Financial Corporation          Incorporated by reference to Exhibit 21 to the 1996
                                                                       10-KSB.
     23.1       Consent of Grant Thornton

     23.2       Consent of Hall, Kistler

      27        Financial Data Schedule

     99.1       Proxy  Statement  for  the  1998  Annual  Meeting      Incorporated   by   reference  to   definitive   Proxy
                of Shareholders.                                       Statement to be filed separately.

     99.2       Safe Harbor Under the Private  Securities  Litigation
                Reform Act of 1995
