Form 10QSB
period 1997-12-31
PEOPLES FINANCIAL CORP \OH\
filed 1998-02-12
CIK 1011221

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            December 31, 1997
                               -------------------------------------------

                                                        OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-28838

                          PEOPLES FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

        Ohio                                                 34-1822228
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                       Identification Number)

211 Lincoln Way East
Massillon, Ohio                                                44646
(Address of principal                                        (Zip Code)
executive office)

Issuers' telephone number, including area code: (330)  832-7441

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                                     No

As of February 6, 1998, the latest practicable date, 1,416,612 shares of the registrant's common stock, without par value, were issued and outstanding.









                               Page 1 of 16 pages

                                      INDEX

                          PEOPLES FINANCIAL CORPORATION

                                                                           Page
PART I  -   FINANCIAL INFORMATION

                Consolidated Statements of Financial Condition                3
                Consolidated Statements of Earnings                           4
                Consolidated Statements of Cash Flows                         5
                Notes to Consolidated Financial Statements                    7
                Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              11

PART II  -  OTHER INFORMATION                                                15

SIGNATURES                                                                   16




































                               Page 2 of 16 Pages


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)

                                                                                 December 31,             September 30,
         ASSETS                                                                          1997                      1997
Cash and due from banks                                                             $     251                 $     343
Interest-bearing deposits in other financial institutions                               3,376                     4,440
                                                                                      -------                   -------
         Cash and cash equivalents                                                      3,627                     4,783

Investment securities designated as available for sale -
  at market                                                                             2,555                     3,291
Investment securities - at cost, approximate market value
  of $2,019 and $2,025 as of December 31, 1997 and
  September 30, 1997                                                                    1,966                     1,973
Mortgage-backed and related securities designated
  as available for sale - at market                                                     6,416                     8,657
Mortgage-backed and related securities - at amortized cost,
  approximate market value of $6,063 and $7,044 as of
  December 31, 1997 and September 30, 1997                                              5,873                     6,841
Loans receivable - net                                                                 59,530                    56,642
Office premises and equipment - at depreciated cost                                     1,400                     1,422
Stock in Federal Home Loan Bank - at cost                                                 817                       802
Accrued interest receivable                                                               262                       316
Prepaid expenses and other assets                                                          18                       479
                                                                                    ---------                  --------

         Total assets                                                                 $82,464                   $85,206
                                                                                       ======                    ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                              $65,551                   $65,660
Note payable                                                                               -                      3,000
Other liabilities                                                                         321                       326
Accrued federal income taxes                                                               47                        10
Deferred federal income taxes                                                             997                       884
                                                                                     --------                  --------
         Total liabilities                                                             66,916                    69,880

Shareholders' equity
  Preferred stock - authorized, 1,000,000 shares without par
    value; no shares issued                                                                -                         -
  Common stock - authorized 6,000,000 shares without par
    or stated value; 1,491,012 shares issued                                               -                         -
  Additional paid-in capital                                                            7,183                     7,165
  Retained earnings - restricted                                                        9,724                     9,779
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                1,302                     1,083
  Shares acquired by stock benefit plans                                               (1,376)                   (1,416)
  Less:  74,400 treasury shares, at cost                                               (1,285)                   (1,285)
                                                                                      -------                   -------
         Total shareholders' equity                                                    15,548                    15,326
                                                                                       ------                    ------

         Total liabilities and shareholders' equity                                   $82,464                   $85,206
                                                                                       ======                    ======


                               Page 3 of 16 Pages


                       CONSOLIDATED STATEMENTS OF EARNINGS

                          PEOPLES FINANCIAL CORPORATION

                     For the three months ended December 31,
                        (In thousands, except share data)


                                                                 1997                1996
Interest income
  Loans                                                        $1,167             $   940
  Mortgage-backed and related securities                          244                 401
  Investment securities                                            61                 108
  Interest-bearing deposits and other                              52                 117
                                                              -------              ------
         Total interest income                                  1,524               1,566

Interest expense
  Deposits                                                        806                 782
  Borrowings                                                       19                  -
                                                              -------               ----
                                                                  825                 782
                                                               ------              ------

         Net interest income                                      699                 784

Provision for losses on loans                                       3                   3
                                                             --------            --------

         Net interest income after provision for
           losses on loans                                        696                 781

Other operating income                                              6                  14

General, administrative and other expense
  Employee compensation and benefits                              271                 212
  Occupancy and equipment                                          56                  59
  Franchise taxes                                                  64                  36
  Federal deposit insurance premiums                               10                  23
  Data processing                                                  18                  19
  Advertising                                                      11                  11
  Other operating                                                  88                  69
                                                              -------             -------
         Total general, administrative and other expense          518                 429
                                                               ------              ------

         Earnings before income taxes                             184                 366

Federal income taxes
  Current                                                          62                 112
  Deferred                                                         -                   10
                                                                -----             -------
         Total federal income taxes                                62                 122
                                                              -------              ------

         NET EARNINGS                                         $   122             $   244
                                                               ======              ======

         EARNINGS PER SHARE
           Basic                                                 $.09                $.17
                                                                  ===                 ===

           Diluted                                               $.09                $.17
                                                                  ===                 ===


                               Page 4 of 16 Pages


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          PEOPLES FINANCIAL CORPORATION

                     For the three months ended December 31,
                                 (In thousands)


                                                                                                 1997              1996
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                                 $   122           $   244
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation of premises and equipment                                                         23                25
    Amortization of premiums and discounts on investment securities
      and mortgage-backed securities, net                                                           3                13
    Amortization of deferred loan fees                                                            (13)               -
    Provision for losses on loans                                                                   3                 3
    Federal Home Loan Bank stock dividends                                                        (14)              (13)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                  54                38
      Prepaid expenses and other assets                                                           461                 9
      Other liabilities                                                                            60              (460)
      Accrued interest payable                                                                     (8)                5
      Federal income taxes:
        Current                                                                                    37               (10)
        Deferred                                                                                   -                168
                                                                                                -----            ------
         Net cash provided by operating activities                                                728                22

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed and related securities                                1,225              1,038
  Proceeds from sales of mortgage-backed securities designated as
    available for sale                                                                          1,998                 -
  Purchase of mortgage-backed and related securities designated
    as available for sale                                                                          -              (1,984)
  Proceeds from sale of investment securities                                                   1,012                 -
  Principal repayments and maturities of investment securities                                     46                592
  Purchase of investment securities                                                                -              (1,000)
  Purchase of investment securities designated as available for sale                               -              (1,500)
  Loan principal repayments                                                                     3,787              4,562
  Loan disbursements                                                                           (6,665)            (6,322)
  Purchase of office premises and equipment                                                        (1)                -
                                                                                                -----              ----
Net cash provided by (used in) investing activities                                             1,402             (4,614)
                                                                                                -----              -----

         Net cash provided by (used in) operating and investing
           activities (balance carried forward)                                                 2,130             (4,592)
                                                                                                -----              -----








                               Page 5 of 16 Pages


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

                     For the three months ended December 31,
                                 (In thousands)


                                                                                                 1997              1996
         Net cash provided by (used in) operating and
            investing activities (balance brought forward)                                     $2,130           $ (4,592)

Cash flows provided by (used in) financing activities:
  Net decrease in deposit accounts                                                               (109)              (196)
  Repayment of note payable                                                                    (3,000)                -
  Cash dividends paid                                                                            (177)                -
                                                                                               -------           ------
         Net cash used in financing activities                                                 (3,286)              (196)
                                                                                                -----           --------

Net decrease in cash and cash equivalents                                                      (1,156)            (4,788)

Cash and cash equivalents at beginning of period                                                4,783             12,533
                                                                                                -----             ------

Cash and cash equivalents at end of period                                                     $3,627           $  7,745
                                                                                                =====            =======

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
    Federal income taxes                                                                     $     25       $         5
                                                                                              =======        ==========

    Interest on deposits and borrowings                                                       $   837         $     777
                                                                                               ======          ========

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                                $   219         $     155
                                                                                               ======          ========




















                               Page 6 of 16 Pages

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          PEOPLES FINANCIAL CORPORATION

          For the three month periods ended December 31, 1997 and 1996


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

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Financial Corporation included in the Annual Report on Form 10-KSB for the year ended September 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month periods ended December 31, 1997 and 1996, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PFC and Peoples Federal. All significant intercompany items have been eliminated.

3. Approval of Peoples Financial Corporation 1997 Stock Option and Incentive Plan and Peoples Financial Corporation Recognition and Retention Plan and Trust Agreement.

On March 19, 1997, the shareholders approved the Peoples Financial Corporation Stock Option and Incentive Plan ("Stock Option Plan") and the Peoples Financial Corporation Recognition and Retention Plan and Trust Agreement ("Recognition and Retention Plan"). Under the Stock Option Plan, options to purchase a total of 104,371 shares were granted to directors, officers and employees. Under the Recognition and Retention Plan, 47,712 shares were awarded to directors, officers and other key employees. During the year ended September 30, 1997, the Recognition and Retention Plan acquired the total number of shares it is authorized to hold.






                               Page 7 of 16 Pages

                          PEOPLES FINANCIAL CORPORATION

          For the three month periods ended December 31, 1997 and 1996


4.  Effects of Recent Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, referred to as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.



                               Page 8 of 16 Pages

                          PEOPLES FINANCIAL CORPORATION

          For the three month periods ended December 31, 1997 and 1996


4.  Effects of Recent Accounting Pronouncements (continued)

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Corporation's financial statements.

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

6.  Earnings Per Share

Basic earnings per share for the three months ended December 31, 1997 and 1996, is based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding totaled 1,369,422 and 1,431,334 for the three months ended December 31, 1997 and 1996 respectively, after giving effect to 47,190 and 59,678 weighted-average unallocated ESOP shares for the respective periods.



                               Page 9 of 16 Pages

                          PEOPLES FINANCIAL CORPORATION

          For the three month periods ended December 31, 1997 and 1996


6.  Earnings Per Share (continued)

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. PFC's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,392,484 and 1,431,334 for the three month periods ended December 31, 1997 and 1996, respectively.

7.  Reclassifications

Certain prior year amounts have been reclassified to conform to the 1997 consolidated financial statement presentation.


































                               Page 10 of 16 Pages

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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of allowance for losses on loans, legislative changes with respect to the federal thrift charter, effects of the year 2000 on information technology systems, and the effect of certain recent accounting pronouncements.


                 Discussion of Financial Condition Changes from
                     September 30, 1997 to December 31,1997

PFC's assets totaled $82.5 million as of December 31, 1997, a decrease of $2.7 million, or 3.2%, from the September 30, 1997 total. This change in assets resulted primarily from the $3.0 million repayment of the note payable incurred in connection with the return of capital distribution. Changes in operating assets from September 30, 1997 levels consisted of an increase of $2.9 million in net loans receivable, which was offset by decreases in investment securities of $743,000, mortgage-backed securities of $3.2 million and cash and cash equivalents of $1.2 million.

Cash and cash equivalents totaled $3.6 million at December 31, 1997, a decrease of $1.2 million, or 24.2%, from the total at September 30, 1997. Excess funds were redeployed primarily to fund growth in the loan portfolio.

Investment securities totaled $4.5 million at December 31, 1997, a decrease of $743,000, or 14.1%, from the total at September 30, 1997. This decrease resulted primarily from sales of $1.0 million, principal repayments of $39,000 and maturities of $7,000, which were partially offset by net fair value appreciation of $303,000.

Mortgage-backed securities totaled $12.3 million at December 31, 1997, a decrease of $3.2 million, or 20.7%, from the total at September 30, 1997. This decrease resulted primarily from sales of $2.0 million and principal repayments of $1.2 million, which were partially offset by net fair value appreciation of $29,000. Proceeds from such sales and principal repayments were primarily used to repay the $3.0 million note payable.






                               Page 11 of 16 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


                 Discussion of Financial Condition Changes from
               September 30, 1997 to December 31,1997 (continued)

Net loans receivable totaled $59.5 million at December 31, 1997, an increase of $2.9 million, or 5.1%, over the September 30, 1997, total. The increase is attributed to Peoples Federal's continued focus on its marketing program to originate new mortgage and home equity loans at the main office and the branch lending office and disbursements on construction loans. The allowance for loan losses totaled $149,000 at December 31, 1997, an increase of $4,000 over the balance at September 30, 1997. The allowance represented .2% of total loans and 1,146.2% of nonperforming loans at December 31, 1997, as compared to .2% of total loans and 7,250.0% of nonperforming loans at September 30, 1997. Nonperforming loans totaled $13,000 at December 31, 1997 and $2,000 at September 30, 1997.

Deposits totaled $65.6 million at December 31, 1997, a decrease of $109,000,  or
 .2%, from the September 30, 1997 amount. During the three months ended December 31, 1997, certificates of deposit increased by $1.3 million, as Peoples Federal offered rates designed to increase certificates. NOW accounts at September 30, 1997 included transitory deposits, accounting for most of a decrease of $1.0 million for the three-month period.

Peoples Federal is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for the maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to 3% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations. As of December 31, 1997, the Association's tangible and core capital totaled $13.3 million, or 16.6%, which exceeded the minimum requirements of $1.2 million and $2.4 million by $12.1 million and $10.9 million, respectively. As of December 31, 1997, the Association's risk-based capital was $13.5 million, or 36.5% of risk-weighted assets, exceeding the minimum requirement by $10.5 million.


           Comparison of Operating Results for the Three-Month Periods
                        Ended December 31, 1997 and 1996

General

Net earnings for the three months ended December 31, 1997, totaled $122,000, compared to $244,000 for the same period in 1996, a decrease of $122,000, or 50.0%. The primary reasons for the decrease in net earnings were a decrease in net interest income of $85,000, or 10.8%, a decrease in other operating income of $8,000 and an increase in general, administrative and other expense of $89,000, or 20.7%, which were partially offset by a decrease in the federal income tax provision of $60,000 or 49.2%.


                               Page 12 of 16 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


           Comparison of Operating Results for the Three-Month Periods
                  Ended December 31, 1997 and 1996 (continued)

Net Interest Income

Interest income on loans for the three months ended December 31, 1997, increased by $227,000, or 24.1%, over the 1996 period. This increase resulted from a $12.8 million increase in the average loan portfolio balance outstanding, partially offset by a decrease in weighted average yield from 8.22% to 7.97%. Interest income on mortgage-backed and related securities, investment securities and deposits decreased by $269,000, or 43.0%, from the 1996 period. This decrease resulted from a $19.5 million decrease in average portfolio balances outstanding, partially offset by an increase in weighted average yield from 6.1% to 6.6%.

Interest expense on deposits increased by $24,000, or 3.1%, for the three months ended December 31, 1997, as compared to 1996. This increase resulted from a $1.4 million increase in average deposit balances and a .04% increase in the weighted-average cost of funds from 4.90% in 1996 to 4.94% in 1997. Interest expense on borrowings totaled $19,000 in 1997 and was incurred for funds borrowed to pay part of the return of capital distribution. The note payable was repaid during the December 1997 quarter.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $85,000, or 10.8%, for the three months ended December 31, 1997, compared to 1996. The interest rate spread increased to 2.66% for the three months ended December 31, 1997, as compared to 2.30% for the comparable 1996 three-month period. The net interest margin decreased to 3.58% for the three months ended December 31, 1997, as compared to 3.61% for the comparable 1996 period.

Allowance for Losses on Loans

It is the Association's policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). After considering the above guidelines, management decided to increase the allowance for losses on loans by $3,000 during the three months ended December 31, 1997 and 1996. There can be no assurance that the allowance for losses on loans of Peoples Federal will be adequate to cover losses on nonperforming loans in the future.

Other Operating Income

Other operating income totaled $6,000 for the three months ended December 31, 1997, a decrease of $8,000 from the 1996 amount. The decrease was primarily due to nonrecurring late payment fees on delinquent loans which were collected in December 1996. Also included in other operating income are safe deposit box rentals, negotiable order of withdrawal account fees and service fees.



                               Page 13 of 16 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


               Comparison of Operating Results for the Three-Month
              Periods Ended December 31, 1997 and 1996 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $89,000, or 20.7%, for the three months ended December 31, 1997, compared to the same period in 1996. The principal increases for 1997 over 1996 were $59,000, or 27.8%, in employee and director compensation and benefits, due to increased costs of stock benefit plans and salary costs, $28,000, or 77.8%, in Ohio franchise taxes, based on increased capital from the conversion, $19,000, or 27.5%, in other operating expenses, from costs of compliance reporting requirements of a publicly owned corporation, continuing employee and director education, and employee benefit plan reporting and compliance. Federal deposit insurance premiums decreased by $13,000, or 56.5%, as a result of the decrease in premium rates after the special recapitalization assessment by the Federal Deposit Insurance Corporation ("FDIC") recorded in the year ended September 30, 1996.

Federal Income Taxes

Federal income taxes are based on earnings before taxes for the three months ended December 31, 1997 and 1996. The decrease of $60,000 in the provision for income taxes resulted primarily from the $182,000 decrease in earnings before income taxes. The effective tax rates were 33.7% for 1997, and 33.3% for 1996.

Other Matters

As with all providers of financial services, Peoples Federal's operations are heavily dependent on information technology systems. Peoples Federal is addressing the potential problems associated with the possibility that the computers that control or operate Peoples Federal's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. Peoples Federal is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

As of the date of this Form 10-QSB, Peoples Federal has not identified any specific expenses that are reasonably likely to be incurred by Peoples Federal in connection with this issue and does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that Peoples Federal is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make Peoples Federal's current systems, programs and equipment year 2000 compliant, Peoples Federal's net earnings and financial condition could be adversely affected.

In addition to possible expense related to its own systems, Peoples Federal could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in Peoples Federal's primary market area. Because Peoples Federal's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and Peoples Federal's primary market area is not significantly dependent upon one employer or industry, Peoples Federal does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

                               Page 14 of 16 Pages

                                     PART II

                          PEOPLES FINANCIAL CORPORATION

ITEM 1.  Legal Proceedings

               Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds

               Not applicable

ITEM 3.  Defaults Upon Senior Securities

               Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

               On January 28, 1998, the Annual Meeting of PFC's Shareholders was held. Each of the three directors nominated were elected to terms expiring in 2000 by the following votes:

                  James P. Bordner        For:  1,074,940       Withheld:  900
                  Thomas E. Shelt         For:  1,075,440       Withheld:  400
                  Vince E. Stephan        For:  1,075,340       Withheld:  500

               One other matter was submitted to the shareholders, for which the following votes were cast:

                  Approval of the selection of Grant Thornton LLP as independent auditors of PFC for the year ending September 30, 1998.

                  For:  1,065,440        Against:  8,375        Abstain:  2,025

ITEM 5.  Other Information

               Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

               27   Financial  data schedule for the three months ended
                     December 31, 1997.

               99 Safe Harbor under the Private Securities Litigation Reform Act of 1995.

          (b)  Reports on Form 8-K
               Not applicable





                               Page 15 of 16 Pages

                                   SIGNATURES

                          PEOPLES FINANCIAL CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     February 6, 1998                     By:  /s/Paul von Gunten
       -----------------------                      ------------------
                                                    Paul von Gunten
                                                    President and Chief
                                                    Executive Officer



Date:      February 6, 1998                    By:  /s/James R. Rinehart
       ------------------------                     --------------------
                                                    James R. Rinehart
                                                    Treasurer
                                                    and Chief Financial Officer






























                               Page 16 of 16 Pages