Form 10QSB
period 1998-03-31
PEOPLES FINANCIAL CORP \OH\
filed 1998-05-14
CIK 1011221

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1998
                               --------------------------------

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

Yes    X                                                   No

As of May 4, 1998, the latest practicable date, 1,422,633 shares of the registrant's common stock, without par value, were issued and outstanding.









                               Page 1 of 19 pages

                                      INDEX

                          PEOPLES FINANCIAL CORPORATION

                                                                          Page
PART I -  FINANCIAL INFORMATION

              Consolidated Statements of Financial Condition                 3
              Consolidated Statements of Earnings                            4
              Consolidated Statements of Cash Flows                          5
              Notes to Consolidated Financial Statements                     7
              Management's Discussion and Analysis of
                Financial Condition and Results of Operations               11

PART II - OTHER INFORMATION                                                 18

SIGNATURES                                                                  19




































                               Page 2 of 19 Pages

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)

                                                                        March 31,     September 30,
         ASSETS                                                              1998              1997
Cash and due from banks                                                 $     212         $     343
Interest-bearing deposits in other financial institutions                   1,758             4,440
                                                                          -------           -------
         Cash and cash equivalents                                          1,970             4,783

Investment securities designated as available for sale -
  at market                                                                 3,228             3,291
Investment securities - at cost, approximate market value
  of $1,018 and $2,025 as of March 31, 1998 and
  September 30, 1997                                                          966             1,973
Mortgage-backed and related securities designated
  as available for sale - at market                                         7,149             8,657
Mortgage-backed and related securities - at amortized cost,
  approximate market value of $5,457 and $7,044 as of
  March 31, 1998 and September 30, 1997                                     5,287             6,841
Loans receivable - net                                                     60,966            56,642
Office premises and equipment - at depreciated cost                         1,389             1,422
Stock in Federal Home Loan Bank - at cost                                     831               802
Accrued interest receivable                                                   282               316
Prepaid expenses and other assets                                             147               479
                                                                         --------          --------

         Total assets                                                     $82,215           $85,206
                                                                           ======            ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                  $65,115           $65,660
Note payable                                                                   -              3,000
Other liabilities                                                             264               326
Accrued federal income taxes                                                  202                10
Deferred federal income taxes                                                 896               884
                                                                         --------          --------
         Total liabilities                                                 66,477            69,880

Shareholders' equity
  Preferred stock - authorized, 1,000,000 shares without par
    value; no shares issued                                                    -                 -
  Common stock - authorized 6,000,000 shares without par
    or stated value; 1,491,012 shares issued                                   -                 -
  Additional paid-in capital                                                7,183             7,165
  Retained earnings - restricted                                            9,958             9,779
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                    1,111             1,083
  Shares acquired by stock benefit plans                                   (1,229)           (1,416)
  Less 74,400 treasury shares, at cost                                     (1,285)           (1,285)
                                                                          -------           -------
         Total shareholders' equity                                        15,738            15,326
                                                                           ------            ------

         Total liabilities and shareholders' equity                       $82,215           $85,206
                                                                           ======            ======


                               Page 3 of 19 Pages

                       CONSOLIDATED STATEMENTS OF EARNINGS

                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)

                                                                          Six months ended          Three months ended
                                                                              March 31,                   March 31,
                                                                         1998         1997            1998         1997
Interest income
  Loans                                                                $2,374       $1,881          $1,207       $  941
  Mortgage-backed and related securities                                  458          791             214          390
  Investment securities                                                   116          234              55          126
  Interest-bearing deposits and other                                      87          205              35           88
                                                                      -------       ------         -------       ------
         Total interest income                                          3,035        3,111           1,511        1,545

Interest expense
  Deposits                                                              1,614        1,539             808          757
  Borrowings                                                               19           -               -            -
                                                                      -------        -----           -----        ----
         Total interest expense                                         1,633        1,539             808          757
                                                                        -----        -----          ------       ------

         Net interest income                                            1,402        1,572             703          788

Provision for losses on loans                                              36            6              33            3
                                                                      -------     --------         -------     --------

         Net interest income after provision for
           losses on loans                                              1,366        1,566             670          785

Other income
  Gain on sale of investment and mortgage-backed
    securities designated as available for sale                           501           -              501           -
  Other operating                                                          12           21               6            7
                                                                      -------      -------        --------     --------
         Total other income                                               513           21             507            7

General, administrative and other expense
  Employee compensation and benefits                                      592          449             321          237
  Occupancy and equipment                                                 105          113              49           54
  Franchise taxes                                                         118          102              54           66
  Federal deposit insurance premiums                                       20           37              10           14
  Data processing                                                          37           38              19           19
  Advertising                                                              19           20               8            9
  Other operating                                                         168          166              80           97
                                                                       ------       ------         -------      -------
         Total general, administrative and other expense                1,059          925             541          496
                                                                        -----       ------          ------       ------

         Earnings before income taxes                                     820          662             636          296

Federal income taxes
  Current                                                                 287           60             225          (52)
  Deferred                                                                 -           163              -           153
                                                                        -----       ------           -----       ------
         Total federal income taxes                                       287          223             225          101
                                                                       ------       ------          ------       ------

         NET EARNINGS                                                 $   533      $   439         $   411      $   195
                                                                       ======       ======          ======       ======

         EARNINGS PER SHARE
           Basic                                                         $.39         $.31            $.30         $.14
                                                                          ===          ===             ===          ===

           Diluted                                                       $.38         $.31            $.29         $.14
                                                                          ===          ===             ===          ===


                               Page 4 of 19 Pages

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          PEOPLES FINANCIAL CORPORATION

                      For the six months ended December 31,
                                 (In thousands)


                                                                                    1998              1997
Cash flows from operating activities:
  Net earnings for the period                                                  $     533         $     439
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation of premises and equipment                                            47                51
    Amortization of premiums and discounts on investment securities
      and mortgage-backed securities, net                                              8                24
    Gain on sale of investment and mortgage-backed
       securities designated as available for sale                                  (501)               -
    Amortization of deferred loan costs - net                                         21                -
    Provision for losses on loans                                                     36                 6
    Federal Home Loan Bank stock dividends                                           (29)              (26)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                     34                35
      Prepaid expenses and other assets                                              332               (51)
      Other liabilities                                                              144              (470)
      Accrued interest payable                                                        -                  5
      Federal income taxes:
        Current                                                                      192               (15)
        Deferred                                                                      -                163
                                                                                 -------          --------
         Net cash provided by operating activities                                   817               161

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed and related securities                   2,055              2,490
  Proceeds from sales of mortgage-backed securities designated as
    available for sale                                                             1,998                 -
  Purchase of mortgage-backed and related securities designated
    as available for sale                                                           (992)            (3,499)
  Proceeds from sale of investment securities                                      1,524                 -
  Principal repayments and maturities of investment securities                     1,080                859
  Purchase of investment securities                                                   -              (1,000)
  Purchase of investment securities designated as available for sale                (999)            (1,500)
  Loan principal repayments                                                       10,114              7,372
  Loan disbursements                                                             (14,497)           (11,220)
  Purchase of office premises and equipment                                          (14)                (2)
                                                                                --------            -------
         Net cash provided by (used in) investing activities                         269             (6,500)
                                                                                --------            -------

         Net cash provided by (used in) operating and investing
           activities (balance carried forward)                                    1,086             (6,339)
                                                                                 -------            -------








                               Page 5 of 19 Pages

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

                       For the six months ended March 31,
                                 (In thousands)


                                                                                       1998              1997
         Net cash provided by (used in) operating and
            investing activities (balance brought forward)                           $1,086           $ (6,339)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                          (545)               276
  Repayment of note payable                                                          (3,000)                 -
  Cash dividends paid on common stock                                                  (354)              (112)
                                                                                     ------            -------
         Net cash provided by (used in) financing activities                         (3,899)               164
                                                                                      -----            -------

Net decrease in cash and cash equivalents                                            (2,813)            (6,175)

Cash and cash equivalents at beginning of period                                      4,783             12,533
                                                                                      -----             ------

Cash and cash equivalents at end of period                                           $1,970           $  6,358
                                                                                      =====            =======

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
    Federal income taxes                                                             $   95           $     75
                                                                                     ======            =======

    Interest on deposits and borrowings                                              $1,637           $  1,534
                                                                                      =====            =======

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                       $   28           $     95
                                                                                      =====            =======




















                               Page 6 of 19 Pages

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          PEOPLES FINANCIAL CORPORATION

        For the three and six month periods ended March 31, 1998 and 1997

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Financial Corporation included in the Annual Report on Form 10-KSB for the year ended September 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six-month periods ended March 31, 1998 and 1997, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Peoples Financial Corporation ("PFC" or the "Corporation") and Peoples Federal Savings and Loan Association of Massillon ("Peoples Federal" or the "Association").
All significant intercompany items have been eliminated.

3.  Effects of Recent Accounting Pronouncements

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








                               Page 7 of 19 Pages

                          PEOPLES FINANCIAL CORPORATION

        For the three and six month periods ended March 31, 1998 and 1997


3.  Effects of Recent Accounting Pronouncements (continued)

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

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management adopted SFAS No. 125 effective January 1, 1998, as required, without material effect on PFC's consolidated financial position or results of operations.

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











                               Page 8 of 19 Pages

                          PEOPLES FINANCIAL CORPORATION

        For the three and six month periods ended March 31, 1998 and 1997


3.  Effects of Recent Accounting Pronouncements (continued)

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

4.  Pending Legislative Changes

Congress has enacted legislation that would merge the Savings Association Insurance Fund (the "SAIF") and the Bank Insurance Fund (the "BIF") on January 1, 1999, assuming the enactment of legislation providing for the elimination of the thrift charter or separate thrift regulation under federal law prior to the merger of the deposit insurance funds. Peoples Federal would then be regulated as a bank under federal law and subject to the more restrictive activity limits imposed on national banks.

5.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 46,559 unallocated ESOP shares, totaled 1,369,789 and 1,370,684 for the six and three month periods ended March 31, 1998, respectively.
Weighted-average common shares outstanding, which gives effect to 59,678 unallocated ESOP shares, totaled 1,431,334 for each of the six and three month periods ended March 31, 1997.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under PFC's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,395,759 and 1,411,184 for the six and three month periods ended March 31, 1998 and 1,431,334 for each of the six and three month periods ended March 31, 1997, respectively.




                               Page 9 of 19 Pages

                          PEOPLES FINANCIAL CORPORATION

             For the six month periods ended March 31, 1998 and 1997


5.  Earnings Per Share (continued)

Options to purchase 104,371 shares of common stock at a weighted-average exercise price of $16.00 per share were outstanding at March 31, 1997, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

6.  Reclassifications

Certain prior year amounts have been reclassified to conform to the 1998 consolidated financial statement presentation.



































                               Page 10 of 19 Pages

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


                 Discussion of Financial Condition Changes from
                      September 30, 1997 to March 31, 1998

PFC's assets totaled $82.2 million as of March 31, 1998, a decrease of $3.0 million, or 3.5%, from the September 30, 1997 total. This change in assets resulted primarily from repayment of the $ 3.0 million note payable incurred in connection with the return of capital distribution. Changes in operating assets from September 30, 1997 levels consisted of an increase of $4.3 million in net loans receivable, which was offset by decreases in investment securities of $1.1 million, mortgage-backed securities of $3.1 million and cash and cash equivalents of $2.8 million.

Cash and cash equivalents totaled $2.0 million at March 31, 1998, a decrease of $2.8 million, or 58.8%, from the total at September 30, 1997. Excess funds were redeployed primarily to fund growth in the loan portfolio.

Investment securities totaled $4.2 million at March 31, 1998, a decrease of $1.1 million, or 20.3%, from the total at September 30, 1997. This decrease resulted primarily from sales of $1.5 million, principal repayments of $73,000 and maturities of $1.0 million, which were partially offset by purchases of $999,000 and net fair value appreciation of $22,000.

Mortgage-backed securities totaled $12.4 million at March 31, 1998, a decrease of $3.1 million, or 19.8%, from the total at September 30, 1997. This decrease resulted primarily from sales of $2.0 million and principal repayments of $2.1 million, which were partially offset by purchases of $992,000 and net fair value appreciation of $18,000. Proceeds from such sales and principal repayments were primarily used to repay the $3.0 million note payable.






                               Page 11 of 19 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


                 Discussion of Financial Condition Changes from
                September 30, 1997 to March 31, 1998 (continued)

Net loans receivable totaled $61.0 million at March 31, 1998, an increase of $4.3 million, or 7.6%, over the September 30, 1997, total. The increase is attributable to Peoples Federal's continued focus on its marketing program to originate new fixed and adjustable-rate mortgage loans and home equity loans at the main office and the branch lending office and disbursements on construction loans. The allowance for loan losses totaled $182,000 at March 31, 1998, an increase of $37,000, including $1,000 from loss recoveries, over the balance at September 30, 1997. The allowance represented .3% of total loans and 2,022.2% of nonperforming loans at March 31, 1998, as compared to .2% of total loans and 7,250.0% of nonperforming loans at September 30, 1997. Nonperforming loans totaled $9,000 at March 31, 1998 and $2,000 at September 30, 1997.

Deposits  totaled  $65.1  million at March 31, 1998, a decrease of $545,000,  or
 .8%, from the September 30, 1997 amount. During the six months ended March 31, 1998, certificates of deposit increased by $567,000, as Peoples Federal offered rates designed to increase certificates. Passbook deposits decreased by $417,000 during the period. NOW accounts at September 30, 1997 included transitory deposits, accounting for most of a decrease of $773,000 for the six-month period.

Peoples Federal is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At March 31, 1998, the Association's regulatory capital was well in excess of such minimum capital requirements.


            Comparison of Operating Results for the Six-Month Periods
                          Ended March 31, 1998 and 1997

General

Net earnings for the six months ended March 31, 1998, totaled $533,000, compared to $439,000 for the same period in 1997, an increase of $94,000, or 21.4%. The primary reason for the increase in net earnings were net gains on sale of investment and mortgage-backed securities of $501,000 in 1998. Such gains were offset by decreases in net interest income of $170,000, or 10.8%, an increase in provision for losses on loans of $30,000, a decrease in other operating income of $9,000 and an increase in general, administrative and other expense of $134,000, or 14.5%, and an increase in the federal income tax provision of $64,000.









                               Page 12 of 19 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


            Comparison of Operating Results for the Six-Month Periods
                    Ended March 31, 1998 and 1997 (continued)

Net Interest Income

Interest income on loans for the six months ended March 31, 1998, increased by $493,000 or 26.2%, over the 1997 period. This increase resulted from a $13.1 million increase in the average loan portfolio balance outstanding, partially offset by a decrease in weighted average yield from 8.08% to 7.96%. Interest income on mortgage-backed and related securities, investment securities and interest-bearing deposits decreased by $569,000, or 46.3%, from the 1997 period. This decrease resulted from a $19.7 million decrease in average portfolio balances outstanding, partially offset by an increase in weighted average yield from 6.10% to 6.40%.

Interest expense on deposits increased by $75,000, or 4.9%, for the six months ended March 31, 1998, as compared to 1997. This increase resulted from a $1.4 million increase in average deposit balances and a 13 basis point increase in the weighted-average cost of funds from 4.82% in 1997 to 4.95% in 1998. Interest expense on borrowings totaled $19,000 in 1997 and was incurred for funds borrowed to pay part of the return of capital distribution. The note payable was repaid in December 1997.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $170,000, or 10.8%, for the six months ended March 31, 1998, compared to 1997. The interest rate spread increased to 2.61% for the six months ended March 31, 1998, as compared to 2.34% for the corresponding 1997 six-month period. The net interest margin decreased to 3.54% for the six months ended March 31, 1998, as compared to 3.62% for the comparable 1997 period.

Provision for Losses on Loans

It is the Association's policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). After considering the above guidelines, management decided to increase the allowance for losses on loans by $36,000 during the six months ended March 31, 1998, as compared to a provision of $6,000 for the comparable period in fiscal 1997. The increase was due primarily to the growth in the loan portfolio year to year. There can be no assurance that the allowance for losses on loans of Peoples Federal will be adequate to cover losses on nonperforming loans in the future.







                               Page 13 of 19 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


                Comparison of Operating Results for the Six-Month
                Periods Ended March 31, 1998 and 1997 (continued)

Other Income

Other income totaled $513,000 for the six months ended March 31, 1998, an increase of $492,000 from the 1997 amount. The increase resulted primarily from net gains on the sales of securities during the six months ended March 31, 1998. Mortgage-backed and investment securities with a book value of $3.0 million were sold in October, 1997 and a loss of $13,000 was realized. Federal Home Loan Mortgage Corporation common stock with a book value of $11,000 was sold in December 1997 and March 1998 for a total of $525,000 and gains of $514,000 were realized. Other operating income decreased by $9,000 primarily due to nonrecurring late payment fees on delinquent loans which were collected in December, 1996. Also included in other operating income are safe deposit box rentals, negotiable order of withdrawal account fees and service fees.

General, Administrative and Other Expense

General, administrative and other expense increased by $134,000, or 14.5%, for the six months ended March 31, 1998, compared to the same period in 1997. The principal increase for 1998 over 1997 was $143,000, or 31.8%, in employee and director compensation and benefits. Employee benefit plan costs recorded for the six months ended March 31, 1998 increased $95,000 over the 1997 amount as Recognition and Retention Plan monthly provisions were recorded each period in 1998 and did not begin in 1997 until the plan was approved March 19, 1997, and an additional Employee Stock Ownership Plan provision for 1998 for which no comparable amount was recorded in 1997. Ohio franchise taxes for the six months ended March 31, 1998 increased by $16,000, or 15.7% over 1997, based on increased capital from the conversion. Decreases for 1998 as compared to 1997 were $17,000 or 45.9%, in federal deposit insurance premiums based on the decrease in premium rates after the special recapitalization assessment by the Federal Deposit Insurance Corporation ("FDIC") recorded in the year ended September 30, 1997 and $8,000, or 7.1%, in occupancy and equipment due to decreases in depreciation and maintenance costs.

Federal Income Taxes

Federal income taxes are based on earnings before taxes for the six months ended March 31, 1998 and 1997. The increase of $64,000 in the provision for income taxes resulted primarily from the $158,000 increase in earnings before income taxes. The effective tax rates were 35.0% for 1998, and 33.7% for 1997.









                               Page 14 of 19 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

           Comparison of Operating Results for the Three-Month Periods
                          Ended March 31, 1998 and 1997

General

Net earnings for the three months ended March 31, 1998, totaled $411,000, compared to $195,000 for the same period in 1997, an increase of $216,000, or 110.8%. The primary reasons for the increase in net earnings were net gains on sale of investment and mortgage-backed securities of $501,000 in 1998, which were offset by decreases in net interest income of $85,000, or 10.8%, an increase in provision for losses on loans of $30,000, a decrease in other operating income of $1,000, an increase in general, administrative and other expense of $45,000, or 9.1%, and an increase in the federal income tax provision of $124,000 or 122.8%.

Net Interest Income

Interest income on loans for the three months ended March 31, 1998, increased by $266,000, or 28.3%, over the 1997 period. This increase resulted from a $13.4 million increase in the average loan portfolio balance outstanding, and an increase in weighted average yield from 7.94% to 7.96%. Interest income on mortgage-backed and related securities, investment securities and deposits decreased by $300,000, or 49.7%, from the 1997 period. This decrease resulted from a $19.8 million decrease in average portfolio balances outstanding, partially offset by an increase in weighted average yield from 6.12% to 6.19%.

Interest expense on deposits increased by $51,000, or 6.7%, for the three months ended March 31, 1998, as compared to 1997. This increase resulted from a $1.4 million increase in average deposit balances and a 22 basis point increase in the weighted-average cost of funds from 4.74% in 1997 to 4.96% in 1998.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $85,000, or 10.8%, for the three months ended March 31, 1998, compared to 1997. The interest rate spread increased to 2.57% for the three months ended March 31, 1998, as compared to 2.37% for the corresponding 1997 three-month period. The net interest margin decreased to 3.50% for the three months ended March 31, 1998, as compared to 3.63% for the comparable 1997 period.

Provision for Losses on Loans

As the loan portfolio continues to increase, a provision for losses of $33,000 was recorded for the three months ended March 31, 1998, compared to $3,000 for the same period in 1997.

Other Income

Other income totaled $507,000 for the three months ended March 31, 1998, an increase of $500,000 over the 1997 amount. The increase resulted primarily from a gain on the sale of Federal Home Loan Mortgage Corporation common stock. The stock with a book value of $11,000 was sold for $512,000 and a gain of $501,000 was recorded in February, 1998. No securities were sold in the comparable 1997 period. Also included in other operating income are late payment fees on loans, safe deposit box rentals, negotiable order of withdrawal account fees and service fees.

                               Page 15 of 19 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

           Comparison of Operating Results for the Three-Month Periods
                    Ended March 31, 1998 and 1997 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $45,000, or 9.1%, for the three months ended March 31, 1998, compared to the same period in 1997. The principal increase for 1998 over 1997 was $84,000, or 35.4%, in employee and director compensation and benefits. Employee benefit plan costs recorded for the three months ended March 31, 1998 increased $59,000 over the 1997 amount as Recognition and Retention Plan monthly provisions were recorded each period in 1998 and did not begin in 1997 until the plan was approved March 19, 1997 and an additional Employee Stock Ownership Plan provision for 1998 for which no comparable amount was recorded in 1997. Decreases for 1998 as compared to 1997 were $5,000, or 9.3%, in occupancy and equipment due to decreases in depreciation and maintenance costs, $12,000, or 18.2%, in Ohio franchise taxes due to reductions in capital after payment of the return of capital distribution, purchase of shares for the Recognition and Retention Plan and purchase of treasury shares, $4,000, or 28.6%, in federal deposit insurance premiums and $17,000, or 17.5%, in other operating expenses mostly due to decreases in costs of compliance reporting, loan origination and office costs.

Federal Income Taxes

The provision for federal income taxes totaled $225,000 for the three month period ended March 31, 1998, an increase of $124,000, or 122.8%, over the comparable quarter in 1997. The increase resulted primarily from a $340,000, or 114.9%, increase in pretax earnings. The effective tax rates amounted to 35.4% and 34.1% for the three month periods ended March 31, 1998 and 1997, respectively.

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


                               Page 16 of 19 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

           Comparison of Operating Results for the Three-Month Periods
                    Ended March 31, 1998 and 1997 (continued)


Other Matters

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




































                               Page 17 of 19 Pages

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

         Not applicable

ITEM 5.  Other Information

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

             27.1     Financial  data   schedule  for  the  six   months  ended
                      March 31, 1998.

             27.2 Restated financial data schedule for the six months ended March 31, 1997.

             99 Safe Harbor under the Private Securities Litigation Reform Act of 1995.

          (b)  Reports on Form 8-K
               Not applicable















                               Page 18 of 19 Pages

                                   SIGNATURES

                          PEOPLES FINANCIAL CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:        May 12, 1998                       By:  /s/Paul von Gunten
       -----------------------------                 ------------------
                                                     Paul von Gunten
                                                     President and Chief
                                                     Executive Officer



Date:       May 12, 1998                        By:  /s/James R. Rinehart
       -----------------------------                 --------------------
                                                     James R. Rinehart
                                                     Treasurer
                                                     and Chief Financial Officer






























                               Page 19 of 19 Pages