Form 10QSB
period 1998-06-30
PEOPLES FINANCIAL CORP \OH\
filed 1998-08-14
CIK 1011221

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1998
                               -------------------------------

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

Yes    X                                                     No

As of August 5, 1998, the latest practicable date, 1,351,685 shares of the registrant's common stock, without par value, were issued and outstanding.









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




































                               Page 2 of 19 Pages

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)


                                                                                       June 30,           September 30,
         ASSETS                                                                            1998                    1997

Cash and due from banks                                                                 $   288                 $   343
Interest-bearing deposits in other financial institutions                                 5,259                   4,440
                                                                                         ------                  ------
         Cash and cash equivalents                                                        5,547                   4,783

Investment securities designated as available for sale -
  at market                                                                               2,604                   3,291
Investment securities - at cost, approximate market value
  of $1,019 and $2,025 as of June 30, 1998 and
  September 30, 1997                                                                        967                   1,973
Mortgage-backed and related securities designated
  as available for sale - at market                                                       6,612                   8,657
Mortgage-backed and related securities - at amortized cost,
  approximate market value of $4,833 and $7,044 as of
  June 30, 1998 and September 30, 1997                                                    4,694                   6,841
Loans receivable - net                                                                   61,846                  56,642
Office premises and equipment - at depreciated cost                                       1,369                   1,422
Stock in Federal Home Loan Bank - at cost                                                   846                     802
Accrued interest receivable                                                                 291                     316
Prepaid expenses and other assets                                                           130                     479
                                                                                         ------                  ------

         Total assets                                                                   $84,906                 $85,206
                                                                                         ======                  ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                $65,703                 $65,660
Advances from the Federal Home Loan Bank                                                  3,000                       -
Note payable                                                                                 -                    3,000
Other liabilities                                                                           316                     326
Accrued federal income taxes                                                                304                      10
Deferred federal income taxes                                                               860                     884
                                                                                         ------                  ------
         Total liabilities                                                               70,183                  69,880

Shareholders' equity
  Preferred stock - authorized, 1,000,000 shares without par`
    value; no shares issued                                                                  -                       -
  Common stock - authorized 6,000,000 shares without par
    or stated value; 1,491,012 shares issued                                                 -                       -
  Additional paid-in capital                                                              7,159                   7,165
  Retained earnings - restricted                                                          9,933                   9,779
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                  1,041                   1,083
  Shares acquired by stock benefit plans                                                 (1,229)                 (1,416)
  Less 139,471 and 74,400 treasury shares, at cost as of
    June 30, 1998 and September 30, 1997                                                 (2,181)                 (1,285)
                                                                                         ------                  ------
         Total shareholders' equity                                                      14,723                  15,326
                                                                                         ------                  ------

         Total liabilities and shareholders' equity                                     $84,906                 $85,206
                                                                                         ======                  ======



                               Page 3 of 19 Pages


                       CONSOLIDATED STATEMENTS OF EARNINGS

                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)

                                                                         Nine months ended            Three months ended
                                                                              June 30,                     June 30,
                                                                         1998         1997            1998         1997
Interest income
  Loans                                                                $3,579       $2,880          $1,205      $   999
  Mortgage-backed and related securities                                  661        1,166             203          375
  Investment securities                                                   171          347              55          113
  Interest-bearing deposits and other                                     145          259              58           54
                                                                        -----        -----           -----       ------
         Total interest income                                          4,556        4,652           1,521        1,541

Interest expense
  Deposits                                                              2,405        2,283             791          744
  Borrowings                                                               52           -               33           -
                                                                        -----        -----           -----       ------
                                                                        2,457        2,283             824          744
                                                                        -----        -----           -----       ------

         Net interest income                                            2,099        2,369             697          797

Provision for losses on loans                                              39            9               3            3
                                                                        -----        -----           -----       ------

         Net interest income after provision for
           losses on loans                                              2,060        2,360             694          794

Other income
  Gain on sale of investment and mortgage-backed
    securities designated as available for sale                           592            7              91            7
  Other operating                                                          18           26               6            5
                                                                        -----        -----           -----       ------
         Total other income                                               610           33              97           12

General, administrative and other expense
  Employee compensation and benefits                                      871          703             279          254
  Occupancy and equipment                                                 160          170              55           57
  Franchise taxes                                                         174          170              56           68
  Federal deposit insurance premiums                                       30           49              10           12
  Data processing                                                          55           56              18           18
  Advertising                                                              26           30               7           10
  Other operating                                                         244          244              76           78
                                                                        -----        -----           -----       ------
         Total general, administrative and other expense                1,560        1,422             501          497
                                                                        -----        -----           -----       ------

         Earnings before income taxes                                   1,110          971             290          309

Federal income taxes
  Current                                                                 389          155             102           95
  Deferred                                                                 -           175              -            12
                                                                        -----        -----           -----       ------
         Total federal income taxes                                       389          330             102          107
                                                                        -----        -----           -----       ------

         NET EARNINGS                                                  $  721       $  641          $  188      $   202
                                                                        =====        =====           =====       ======

         EARNINGS PER SHARE
           Basic                                                        $0.53        $0.45           $0.14        $0.14
                                                                         ====         ====            ====         ====

           Diluted                                                      $0.52        $0.45           $0.14        $0.14
                                                                         ====         ====            ====         ====



                               Page 4 of 19 Pages


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          PEOPLES FINANCIAL CORPORATION

                       For the nine months ended June 30,
                                 (In thousands)


                                                                                                 1998              1997
Cash flows from operating activities:
  Net earnings for the period                                                                 $   721            $  641
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation of premises and equipment                                                         71                76
    Amortization of premiums and discounts on investment securities
      and mortgage-backed securities, net                                                          14                31
    Gain on sale of investment and mortgage-backed securities, net                               (592)               (7)
    Amortization of deferred loan costs (fees)                                                     26                (6)
    Provision for losses on loans                                                                  39                 9
    Federal Home Loan Bank stock dividends                                                        (44)              (40)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                  25                53
      Prepaid expenses and other assets                                                           349               (77)
      Other liabilities                                                                           180              (403)
      Accrued interest payable                                                                     15                 5
      Federal income taxes:
        Current                                                                                   294                (3)
        Deferred                                                                                   -                175
                                                                                               ------             -----
         Net cash provided by operating activities                                              1,098               454

Cash flows provided by (used in) investing activities:
  Purchase of mortgage-backed and related securities designated as
    available for sale                                                                           (993)            (3,499)
  Principal repayments on mortgage-backed and related securities                                3,174              3,741
  Proceeds from sales of mortgage-backed securities designated as
    available for sale                                                                          1,998              2,547
  Purchase of investment securities                                                                -              (1,000)
  Purchase of investment securities designated as available for sale                             (999)            (1,500)
  Principal repayments and maturities of investment securities                                  1,100                912
  Proceeds from sale of investment securities designated as
    available for sale                                                                          2,118                800
  Loan principal repayments                                                                    16,167             11,657
  Loan disbursements                                                                          (21,440)           (19,537)
  Recovery of loss on investments                                                                   4                 -
  Purchase of office premises and equipment                                                       (18)                (4)
                                                                                               ------             ------
         Net cash provided by (used in) investing activities                                    1,111             (5,883)
                                                                                               ------             ------

         Net cash provided by (used in) operating and investing
           activities (balance carried forward)                                                 2,209             (5,429)
                                                                                               ------            -------






                               Page 5 of 19 Pages


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                          PEOPLES FINANCIAL CORPORATION

                       For the nine months ended June 30,
                                 (In thousands)


                                                                                                 1998              1997
         Net cash provided by (used in) operating and
            investing activities (balance brought forward)                                     $2,209            $(5,429)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                                      43             (2,580)
  Advance from Federal Home Loan Bank                                                           3,000                 -
  Repayment of note payable                                                                    (3,000)                -
  Purchase of treasury shares                                                                    (995)                -
  Shares issued from treasury                                                                      75                 -
  Purchase of shares for Recognition and Retention Plan                                            -                (919)
  Cash dividends paid on common stock                                                            (568)              (298)
                                                                                                -----             -----
         Net cash used in financing activities                                                 (1,445)            (3,797)
                                                                                                -----             ------

Net decrease in cash and cash equivalents                                                        (764)            (9,226)

Cash and cash equivalents at beginning of period                                                4,783             12,533
                                                                                                -----             ------

Cash and cash equivalents at end of period                                                     $5,547            $ 3,307
                                                                                                =====             ======

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
    Federal income taxes                                                                       $   95            $   158
                                                                                                =====             ======

    Interest on deposits and borrowings                                                        $2,395            $ 2,279
                                                                                                =====             ======

Supplemental disclosure of noncash investing activities:
  Increase (decrease) in unrealized gains on securities
    designated as available for sale, net of related tax effects                               $  (42)           $  404
                                                                                                =====           ======


















                               Page 6 of 19 Pages

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          PEOPLES FINANCIAL CORPORATION

        For the three and nine month periods ended June 30, 1998 and 1997


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Financial Corporation included in the Annual Report on Form 10-KSB for the year ended September 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine-month periods ended June 30, 1998 and 1997, are not necessarily indicative of the results which may be expected for an entire fiscal year.

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








                               Page 7 of 19 Pages

                          PEOPLES FINANCIAL CORPORATION

        For the three and nine month periods ended June 30, 1998 and 1997


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











                               Page 8 of 19 Pages

                          PEOPLES FINANCIAL CORPORATION

        For the three and nine month periods ended June 30, 1998 and 1997


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

5.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 45,928 unallocated ESOP shares, totaled 1,369,372 and 1,368,563 for the nine and three month periods ended June 30, 1998, respectively.
Weighted-average common shares outstanding, which gives effect to 59,678 unallocated ESOP shares, totaled 1,431,334 for each of the nine and three month periods ended June 30, 1997.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under PFC's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,393,079 and 1,389,562 for the nine and three month periods ended June 30, 1998 and 1,431,334 for each of the nine and three month periods ended June 30, 1997, respectively.




                               Page 9 of 19 Pages

                          PEOPLES FINANCIAL CORPORATION

             For the nine month periods ended June 30, 1998 and 1997


5.  Earnings Per Share (continued)

Options to purchase 104,371 shares of common stock at a weighted-average exercise price of $16.00 per share were outstanding at June 30, 1997, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

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


                 Discussion of Financial Condition Changes from
                       September 30, 1997 to June 30, 1998

PFC's assets totaled $84.9 million as of June 30, 1998, a decrease of $300,000, or .4%, from the September 30, 1997 total. Increases in assets were primarily due to increases in loans receivable of $5.2 million funded by advances from the Federal Home Loan Bank of $3.0 million and proceeds from maturities and sales of investment securities and mortgage-backed securities. Decreases in assets were primarily due to repayment of the $3.0 million note payable incurred in connection with the return of capital distribution, net treasury shares transactions of $920,000 and dividends paid of $568,000. Changes in operating assets from September 30, 1997 levels consisted of increases of $5.2 million in net loans receivable and $764,000 in cash and cash equivalents, which were offset by decreases in investment securities of $1.7 million and mortgage-backed securities of $4.2 million.

Cash and cash equivalents totaled $5.5 million at June 30, 1998, an increase of $764,000, or 16.0%, from the total at September 30, 1997. Cash increased due to repayments and sales of investment and mortgage-backed securities, while proceeds from repayments and sales were also used to fund growth in the loan portfolio and purchase investment and mortgage-backed securities.

Investment securities totaled $3.6 million at June 30, 1998, a decrease of $1.7 million, or 32.2%, from the total at September 30, 1997. This decrease resulted primarily from sales of $2.1 million, principal repayments of $93,000, maturities of $1.0 million and decreases in net fair value of $80,000, which were partially offset by purchases of $999,000. A net gain of $605,000 was realized on the sale of investment securities.

Mortgage-backed securities totaled $11.3 million at June 30, 1998, a decrease of $4.2 million, or 27.0%, from the total at September 30, 1997. This decrease resulted primarily from sales of $2.0 million and principal repayments of $3.2 million, which were partially offset by purchases of $993,000 and net fair value appreciation of $14,000. Proceeds from such sales and principal repayments were primarily used to repay the $3.0 million note payable.





                               Page 11 of 19 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


                 Discussion of Financial Condition Changes from
                 September 30, 1997 to June 30, 1998 (continued)

Net loans receivable totaled $61.8 million at June 30, 1998, an increase of $5.2 million, or 9.2%, over the September 30, 1997, total. The increase is attributable to Peoples Federal's continued focus on its marketing program to originate new fixed and adjustable-rate mortgage loans and home equity loans at the main office and the branch lending office, and disbursements on construction loans. The allowance for loan losses totaled $188,000 at June 30, 1998, an increase of $43,000, including $4,000 from loss recoveries, over the balance at September 30, 1997. The allowance represented .3% of total loans and 151.6% of nonperforming loans at June 30, 1998, as compared to .2% of total loans and 7,250.0% of nonperforming loans at September 30, 1997. Nonperforming loans totaled $124,000 at June 30, 1998 and $2,000 at September 30, 1997.

Deposits totaled $65.7 million at June 30, 1998, an increase of $43,000 from the September 30, 1997 amount. During the nine months ended June 30, 1998, certificates of deposit increased by $1.2 million, as Peoples Federal offered rates designed to increase certificates. Passbook deposits decreased by $774,000 during the period. NOW accounts at September 30, 1997 included transitory deposits, accounting for most of a decrease of $425,000 for the nine-month period.

On April 23, 1998, Peoples Federal received an advance from the Federal Home Loan Bank. The advance is for $3.0 million at a fixed rate of 5.69% and matures on October 20, 1998. The advance was intended to be used to fund loan portfolio growth. No advances were outstanding in prior periods.

Peoples Federal is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At June 30, 1998, the Association's regulatory capital was well in excess of such minimum capital requirements.


           Comparison of Operating Results for the Nine-Month Periods
                          Ended June 30, 1998 and 1997

General

Net earnings for the nine months ended June 30, 1998, totaled $721,000, compared to $641,000 for the same period in 1997, an increase of $80,000, or 12.5%. The primary reason for the increase in net earnings were net gains on sale of investment and mortgage-backed securities of $592,000 in 1998, compared to $7,000 in 1997. Such gains were offset by decreases in net interest income of $270,000, or 11.4%, an increase in provision for losses on loans of $30,000, a decrease in other operating income of $8,000, an increase in general, administrative and other expense of $138,000, or 9.7%, and an increase in the federal income tax provision of $59,000, or 17.9%.








                               Page 12 of 19 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


           Comparison of Operating Results for the Nine-Month Periods
                    Ended June 30, 1998 and 1997 (continued)

Net Interest Income

Interest income on loans for the nine months ended June 30, 1998, increased by $699,000, or 24.3%, over the 1997 period. This increase resulted from a $12.2 million increase in the average net loan portfolio balance outstanding, partially offset by a decrease in weighted average yield from 7.99% in the nine months ended June 30, 1998 to 7.93% in the 1997 period. Interest income on mortgage-backed and related securities, investment securities and interest-bearing deposits decreased by $795,000, or 44.9%, from the 1997 period. This decrease resulted from a $17.2 million decrease in average portfolio balances outstanding, partially offset by an increase in weighted average yield from 6.22% to 6.26%.

Interest expense on deposits increased by $122,000, or 5.3%, for the nine months ended June 30, 1998, as compared to 1997. This increase resulted from a $1.7 million increase in average deposit balances outstanding and a 12 basis point increase in the weighted-average cost of funds from 4.82% in 1997 to 4.94% in 1998. Interest expense on Federal Home Loan Bank advances and notes payable for the nine months ended June 30, 1998 was $52,000. The Federal Home Loan Bank advance is in the amount of $3.0 million, with interest at 5.69% and was received in April, 1998. The note payable was repaid in October 1997. PFC had no borrowing during the nine months ended June 30, 1997.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $270,000, or 11.4%, for the nine months ended June 30, 1998, compared to 1997. The interest rate spread increased to 2.52% for the nine months ended June 30, 1998, as compared to 2.39% for the corresponding 1997 nine-month period. The net interest margin decreased to 3.49% for the nine months ended June 30, 1998, as compared to 3.67% for the comparable 1997 period.

Provision for Losses on Loans

It is the Association's policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). After considering the above guidelines, management decided to increase the allowance for losses on loans by $39,000 during the nine months ended June 30, 1998, as compared to a provision of $9,000 for the comparable period in fiscal 1997. The increase was due primarily to the growth in the loan portfolio year to year. There can be no assurance that the allowance for losses on loans of Peoples Federal will be adequate to cover losses on nonperforming loans in the future.







                               Page 13 of 19 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


               Comparison of Operating Results for the Nine-Month
                Periods Ended June 30, 1998 and 1997 (continued)

Other Income

Other income totaled $610,000 for the nine months ended June 30, 1998, an increase of $577,000 from the 1997 amount. The increase resulted primarily from net gains on the sales of securities during the nine months ended June 30, 1998. Federal Home Loan Mortgage Corporation common stock with a book value of $14,000 was sold in December 1997, March 1998 and June 1998 for a total of $619,000 and gains of $605,000 were realized. Mortgage-backed and investment securities with a book value of $3.0 million were sold in October, 1997 and a loss of $13,000 was realized. Other operating income decreased by $8,000 primarily due to nonrecurring late payment fees on delinquent loans which were collected in December, 1996. Also included in other operating income are safe deposit box rentals, negotiable order of withdrawal account fees and service fees.

General, Administrative and Other Expense

General, administrative and other expense increased by $138,000, or 9.7%, for the nine months ended June 30, 1998, compared to the same period in 1997. The principal increase for 1998 over 1997 was $168,000, or 23.9%, in employee and director compensation and benefits. Employee benefit plan costs recorded for the nine months ended June 30, 1998 increased $118,000 over the 1997 amount as Recognition and Retention Plan monthly provisions were recorded each period in 1998 and did not begin in 1997 until the plan was approved March 19, 1997, and an additional Employee Stock Ownership Plan provision for 1998 for which no comparable amount was recorded in 1997. Ohio franchise taxes for the nine months ended June 30, 1998 increased by $4,000, or 2.4% over 1997, based on increased capital from the conversion. Decreases for 1998 as compared to 1997 were $19,000 or 38.8%, in federal deposit insurance premiums based on the decrease in premium rates after the special recapitalization assessment by the Federal Deposit Insurance Corporation ("FDIC") recorded in the year ended September 30, 1997, and $10,000, or 5.9%, in occupancy and equipment due to decreases in depreciation and maintenance costs. Other operating costs totaled the same amount in both periods.

Federal Income Taxes

Federal income taxes are based on earnings before taxes for the nine months ended June 30, 1998 and 1997. The increase of $59,000 in the provision for income taxes resulted primarily from the $139,000 increase in earnings before income taxes. The effective tax rates were 35.0% for 1998, and 34.0% for 1997.









                               Page 14 of 19 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

           Comparison of Operating Results for the Three-Month Periods
                          Ended June 30, 1998 and 1997

General

Net earnings for the three months ended June 30, 1998, totaled $188,000, compared to $202,000 for the same period in 1997, a decrease of $14,000, or 6.9%. The primary reasons for the decrease in net earnings were decreases in net interest income of $100,000, or 12.5%, and an increase in general, administrative and other expense of $4,000, or .8%, which were offset by an increase in net gains on sale of investment and mortgage-backed securities of $84,000 and a decrease in the federal income tax provision of $5,000 or 4.7%.

Net Interest Income

Interest income on loans for the three months ended June 30, 1998, increased by $206,000, or 20.6%, over the 1997 period. This increase resulted from a $10.3 million increase in the average loan portfolio balance outstanding, and an increase in weighted average yield from 7.84% to 7.86%. Interest income on mortgage-backed and related securities, investment securities and deposits decreased by $226,000, or 41.7%, from the 1997 period. This decrease resulted from a $12.2 million decrease in average portfolio balances outstanding and a decrease in weighted average yield from 6.51% to 5.98%.

Interest expense on deposits increased by $47,000, or 6.3%, for the three months ended June 30, 1998, as compared to 1997. This increase resulted from a $2.4 million increase in average deposit balances and a 11 basis point increase in the weighted-average cost of funds from 4.81% in 1997 to 4.92% in 1998. Interest expense on Federal Home Loan advances was $33,000 for the three months ended June 30, 1998. PFC had no borrowing during the three month period in 1997.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $100,000, or 12.5%, for the three months ended June 30, 1998, compared to 1997. The interest rate spread decreased to 2.42% for the three months ended June 30, 1998, as compared to 2.50% for the corresponding 1997 three-month period. The net interest margin decreased to 3.38% for the three months ended June 30, 1998, as compared to 3.78% for the comparable 1997 period.

Provision for Losses on Loans

A provision for losses of $3,000 was recorded for each of the three month periods ended June 30, 1998 and 1997.

Other Income

Other income totaled $97,000 for the three months ended June 30, 1998, an increase of $85,000 over the 1997 amount. The increase resulted primarily from a gain on the sale of Federal Home Loan Mortgage Corporation common stock. The stock with a book value of $3,000 was sold for $94,000 and a gain of $91,000 was recorded in June, 1998. Mortgage-backed securities with a book value of $3.3 million were sold during the quarter ended June 30, 1997 and a gain of $7,000 was realized. Also included in other operating income are late payment fees on loans, safe deposit box rentals, negotiable order of withdrawal account fees and service fees.

                               Page 15 of 19 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

           Comparison of Operating Results for the Three-Month Periods
                    Ended June 30, 1998 and 1997 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $4,000, or .8%, for the three months ended June 30, 1998, compared to the same period in 1997. The principal increase for 1998 over 1997 was $25,000, or 9.8%, in employee and director compensation and benefits. Employee benefit plan costs recorded for the three months ended June 30, 1998 increased $12,000 over the 1997 amount as an additional Employee Stock Ownership Plan provision was recorded for 1998 with no comparable amount in 1997. Decreases for 1998 as compared to 1997 were $2,000, or 3.5%, in occupancy and equipment due to decreases in depreciation and maintenance costs, $12,000, or 17.6%, in Ohio franchise taxes due to reductions in capital after payment of the return of capital distribution, purchase of shares for the Recognition and Retention Plan and purchase of treasury shares, $2,000, or 16.7%, in federal deposit insurance premiums, $3,000, or 30.0%, in advertising and $2,000 or 2.6%, in other operating expenses.

Federal Income Taxes

The provision for federal income taxes totaled $102,000 for the three month period ended June 30, 1998, a decrease of $5,000, or 4.7%, from the comparable quarter in 1997. The decrease resulted primarily from a $19,000, or 6.1%, decrease in pretax earnings. The effective tax rates amounted to 35.2% and 34.6% for the three month periods ended June 30, 1998 and 1997, respectively.


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

As of the date of this Form 10-QSB, Peoples Federal expects to incur programming expenses in the fourth quarter of the current year of approximately $25,000 in connection with this issue. No assurance can be given, however, that additional significant expense will not be incurred in future periods. In the event that Peoples Federal is ultimately required to purchase replacement computer systems and equipment, or incur additional substantial programs and expense to make Peoples Federal's current systems, programs and equipment year 2000 compliant, Peoples Federal's net earnings and financial condition could be adversely affected.







                               Page 16 of 19 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

           Comparison of Operating Results for the Three-Month Periods
                    Ended June 30, 1998 and 1997 (continued)


Other Matters (continued)

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

                  Not applicable

ITEM 3.  Defaults Upon Senior Securities

                  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  Not applicable

ITEM 5.  Other Information

                           Any proposals of shareholders intended to be included
                  in PFC's proxy statement and proxy card for the 1999 Annual Meeting of Shareholders should be sent to PFC by certified mail and must be received by PFC not later than August 31, 1998. In addition, if a shareholder intends to present a proposal at the 1999 Annual Meeting without including the proposal in the proxy materials related to that meeting, and if the proposal is not received by November 2, 1998, then the proxies designated by the Board of Directors of PFC for the 1999 Annual Meeting of Shareholders of PFC may vote in their discretion on any such proposal any shares for which they have been appointed proxies without mention of such matter in the proxy statement or on the proxy card for such meeting.


ITEM 6.  Exhibits and Reports on Form 8-K

             27 Financial data schedule for the nine months ended June 30, 1998.

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





Date:        August 12, 1998                  By:  /s/Paul von Gunten
       -----------------------------               ------------------
                                                     Paul von Gunten
                                                     President and Chief
                                                     Executive Officer



Date:       August 12, 1998                   By:  /s/James R. Rinehart
       -----------------------------               --------------------
                                                     James R. Rinehart
                                                     Treasurer
                                                     and Chief Financial Officer






























                               Page 19 of 19 Pages