Form 10KSB
period 1998-09-30
PEOPLES FINANCIAL CORP \OH\
filed 1998-12-28
CIK 1011221

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year Ended September 30, 1998

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended September 30, 1998, were $6.8 million.

     Based upon the average bid and asked prices quoted by The Nasdaq Stock Market, the aggregate market value of the voting stock held by non-affiliates of the issuer on December 4, 1998, was $11.45 million.

     1,335,785 of the issuer's common shares were issued and outstanding on December 4, 1998.

Documents Incorporated by Reference

     The following sections of Peoples Financial Corporation's 1998 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-KSB:

     1. Management's Discussion and Analysis of Financial Condition and Results of Operations; and

     2.   Financial Statements.

     The following sections of the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of Peoples Financial Corporation are incorporated by reference into Part III of this Form 10-KSB:

     1.   PROPOSAL ONE - ELECTION OF DIRECTORS;

     2.   COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS; and

     3. VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

General

     Peoples Federal is principally engaged in the business of making permanent first and second mortgage loans secured by one- to four-family residential real estate located in Peoples Federal's primary market area and investing in U.S. Government and agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities and municipal securities. Peoples Federal also originates loans for the construction of residential real estate and loans secured by multifamily real estate (over four units) and nonresidential real estate. The origination of consumer loans, including unsecured loans and loans secured by deposits, constitutes a small portion of Peoples Federal's lending activities. Loan funds are obtained primarily from deposits, which are insured up to applicable limits by the Federal Deposit
Insurance Corporation ("FDIC"), and loan and mortgage-backed and related securities repayments.

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

Lending Activities

     General. Peoples Federal's primary lending activity is the origination of conventional mortgage loans secured by one- to four-family homes located in Peoples Federal's primary market area and home equity loans secured by first or second mortgages on single-family, owner-occupied homes. In July 1998, Peoples Federal began offering home equity lines of credit on single-family, owner-occupied properties. Loans for the construction of one- to four-family homes and mortgage loans on multifamily properties containing five units or more and nonresidential properties are also offered by Peoples Federal. Peoples Federal does not originate loans insured by the Federal Housing Administration or loans guaranteed by the Veterans Administration. In addition to mortgage lending, Peoples Federal makes unsecured loans and consumer loans secured by deposits. Peoples Federal has recently begun originating its mortgage loans in accordance with traditional secondary market guidelines but has not sold any loans.

     Loan  Portfolio   Composition.   The  following   table  presents   certain
information with respect to the composition of Peoples Federal's loan portfolio at the dates indicated:

                                                                               At September 30,

                                                                  1998                              1997
                                                                          Percent                          Percent
                                                                          of total                         of total
                                                          Amount           loans             Amount         loans
                                                                             (Dollars in thousands)
Residential real estate loans:
   One- to four-family (first and second mortgage)        $52,762          76.86%            $48,026        77.32%
   Home equity (secured by mortgages)                       1,475           2.15               1,548         2.49
   Multifamily                                                320            .47                 345          .55
Nonresidential real estate loans                            3,897           5.68               2,653         4.27
Construction loans                                          9,831          14.32               9,140        14.72
                                                           ------         ------              ------       ------

     Total real estate loans                               68,285          99.48              61,712        99.35

Consumer loans:
   Loans on deposits                                          192            .28                 225          .36
   Other consumer loans                                       168            .24                 176          .29
                                                           ------         ------              ------       ------

     Total consumer loans                                     360            .52                 401          .65
                                                           ------         ------              ------       ------

Total loans                                                68,645         100.00%             62,113       100.00%
                                                                          ======                           ======
   Other items:
     Deferred loan origination costs                           26                                 48
     Loans in process                                      (4,134)                            (5,374)
     Allowance for loan losses                               (196)                              (145)
                                                           ------                             ------

     Net loans                                            $64,341                            $56,642
                                                           ======                             ======


     Loan Maturity Schedule. The following table sets forth certain information as of September 30, 1998, regarding the dollar amount of loans maturing in Peoples Federal's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                             Due during the year ending     Due 4-5       Due 6-10  Due 11-20     Due more than
                                   September 30,          years after   years after  years after  20 years after
                            1999       2000        2001      9/30/98      9/30/98     9/30/98         9/30/98       Total
                                                                  (In thousands)
Mortgage loans:
   One- to four-family   $11,741     $2,436      $2,531      $4,899      $11,507      $15,973        $13,506       $62,593
     (first mortgage)
   Home equity (first
     and second              104        114         120         261          621          255              -         1,475
     mortgage)
   Multifamily                13         14          15          35          117          126              -           320
   Nonresidential            155        279         191         402          873        1,557            440         3,897
Consumer loans               141        113          71          33            2            -              -           360
                          ------      -----       -----       -----       ------       ------         ------        ------

     Total loans         $12,154     $2,956      $2,928      $5,630      $13,120      $17,911        $13,946       $68,645
                          ======      =====       =====       =====       ======       ======         ======        ======


     Of the loans due more than one year after September 30, 1998, loans with aggregate balances of $46.5 million have fixed rates of interest, and loans with aggregate balances of $10.0 million have adjustable interest rates.

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

     OTS regulations limit the amount that Peoples Federal may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, Peoples Federal makes fixed-rate first mortgage loans on single-family or duplex, owner-occupied residences up to 95% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). Low- to moderate-income loans are granted with LTVs up to 95% on single-family or duplex, owner-occupied residences. Home equity loans secured by first or second mortgages are made with a maximum combined LTV for the first and second mortgages of 80%. Peoples Federal makes adjustable-rate first mortgage loans for investment purposes on one- to four-family, nonowner-occupied residences in amounts up to 75% LTV. Peoples Federal requires private mortgage insurance ("PMI") for the amount of loans in excess of 85% of the value of the real estate securing such loans. PMI is required for the amount of any loan in excess of 85% of the value of the real estate and improvements for low- to moderate-income loans. Fixed-rate residential real estate loans are offered by Peoples Federal for terms of up to 30 years.

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

     The aggregate amount of Peoples Federal's one- to four-family residential real estate loans, excluding construction loans, equaled approximately $54.2 million at September 30, 1998, and represented 79.0% of loans at such date. The largest individual loan balance on a one- to four-family loan at such date was $452,000. At such date, one loan secured by one- to four-family residential real estate in the amount of $115,000 was more than 90 days delinquent or nonaccruing.

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

     Bridge loans are considered to involve a greater degree of risk due to the fact that the borrower may also have a construction loan from Peoples Federal at the same time. The risk is reduced by requiring any other liens on the current residence to be paid off with the proceeds of the loan or before a loan is granted, requiring a maximum LTV of 80% of the current residence and evaluating the credit history of the borrower. The risk is also reduced by Peoples
Federal's overall limitation. At September 30, 1998, one- to four-family mortgage loans included $179,000, or .3% of total loans, invested in bridge loans secured by property located within the primary lending area. At such date, no bridge loans were delinquent.

     In July 1998, Peoples Federal began offering home equity line of credit loans secured by the equity in single-family owner-occupied residences. The home equity line of credit loan is an adjustable-rate mortgage loan with an interest rate one percent over the prime rate as published in the Wall Street Journal, monthly payments of 1.5% of the previous month's balance and a term of up to ten years. The maximum loan available is $50,000. The maximum combined LTV of a home equity line of credit loan and any other mortgage loan secured by the same property is 80%.

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

     At September 30, 1998, loans secured by multifamily properties totaled approximately $320,000, or less than one percent of its total loans, all of which were secured by property located within Peoples Federal's primary market area and all of which were performing in accordance with their terms. The largest property securing such a loan is a twelve-unit apartment building.

     Construction Loans. Peoples Federal makes loans for the construction of residential and nonresidential real estate. Such loans are structured as permanent loans with fixed rates of interest and for terms of up to 30 years. Although most of the construction loans originated by Peoples Federal historically were made to owner-occupants for the construction of single-family homes by a general contractor, throughout the last three fiscal years, Peoples Federal has also made loans to developers who did not have a purchaser for the property at the time the loan was made.

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

     At September 30, 1998, a total of $9.8 million, or approximately 14.3% of Peoples Federal's total loans, consisted of construction loans. All of Peoples Federal's construction loans are secured by property located within Peoples Federal's primary market area, and the economy of such lending area has been relatively stable. At September 30, 1998, all of such loans were performing in accordance with their terms.

     Nonresidential Real Estate Loans. Peoples Federal also makes loans secured by nonresidential real estate consisting of retail stores, office buildings, churches, a theater, manufacturing facilities, an industrial facility and a warehouse. Such loans generally are originated with terms of up to 20 years and a minimum loan amount of $20,000 and a maximum loan amount of $500,000. Such loans have a maximum LTV of 75%. Peoples Federal makes loans for land development in amounts up to 75% LTV and a maximum term of three years. Peoples Federal also makes loans on undeveloped land in amounts up to 65% LTV and a maximum term of five years, and on improved lots (streets with all city utilities) in amounts up to 75% LTV for five years.

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

     At September 30, 1998, Peoples Federal had a total of $3.9 million invested in nonresidential real estate loans, all of which were secured by property located within Peoples Federal's primary market area. Such loans comprised approximately 5.7% of Peoples Federal's total loans at such date. At such date, Peoples Federal had no delinquent nonresidential real estate loans.

     Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its tangible capital. At September 30, 1998, Peoples Federal's nonresidential mortgage loans totaled 35.6% of Peoples Federal's tangible capital.

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

     At September 30, 1998, Peoples Federal had approximately $360,000, or less than one percent of its total loans, invested in consumer loans. None of such loans was more than 90 days delinquent or nonaccruing.

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

     Loan Originations, Purchases and Sales. Peoples Federal originated only fixed-rate loans until July 1995. Peoples Federal has never sold loans but has recently begun originating its mortgage loans in accordance with FHLMC secondary market guidelines.

     The following table presents Peoples Federal's mortgage loan origination and participation activity for the periods indicated:

                                                        Year ended September 30,
                                                       1998               1997
                                                            (In thousands)
Loans originated:
   One- to four-family residential (1)                $28,879            $27,771
   Multifamily residential                                188                  -
   Nonresidential                                       1,209                599
   Consumer                                               276                332
                                                       ------             ------
     Total loans originated                            30,552             28,702
                                                       ------             ------

Reductions:
   Principal repayments                               (22,834)           (16,323)
Increase (decrease) in other items, net (2)             1,167                989
                                                       ------             ------
     Net increase                                     $ 7,699            $12,436
                                                       ======             ======

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

     Based on such limits, Peoples Federal was able to lend approximately $1.7 million to one borrower at September 30, 1998. The largest amount Peoples Federal had outstanding to one borrower at September 30, 1998, was $1.5 million, consisting of eight loans. Such loans were secured by three single-family residences and five nonresidential properties. All of such loans were current at September 30, 1998.

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

     Real estate acquired by Peoples Federal as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired, it is initially recorded by Peoples Federal at the lower of cost or fair value of the real estate, less estimated costs to sell. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry other real estate are charged to expense. Peoples Federal had no REO property at September 30, 1998.

     Peoples Federal evaluates a loan for nonaccrual status when the payments are 90 days or more past due.

     The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                    September 30,

                                        1998                              1997
                                       ------                            -----
                                                   Percent                           Percent
                                                   of total                         of total
                             Number     Amount      loans     Number    Amount        loans
                                                  (Dollars in thousands)
Loans delinquent for (1):
  30 - 59 days                   4       $  97      .14%           6       $150         .24%
  60 - 89 days                   2          19      .03            5         51         .08
  90 days and over               1         115      .17            1          2         .01
                                 -        ----      ---           --       ----         ---
   Total delinquent loans        7        $231      .34%          12       $203         .33%
                                 =        ====      ===           ==       ====         ===

-------------------------------------

(1) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.


     The following table sets forth information with respect to the accrual and nonaccrual status of Peoples Federal's loans which are 90 days or more past due and other nonperforming assets at the dates indicated:

                                                      At September 30,
                                                    1998               1997
                                                    ----               ----
                                                    (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
   Real estate:
     Residential                                   $115              $   -
     Nonresidential                                   -                  -
   Consumer                                           -                  2
                                                   ----               ----

     Total nonaccruing loans                        115                  2

Accruing loans contractually past due
  90 days or more:
     Real estate:
       Residential                                    -                  -
       Nonresidential                                 -                  -
     Consumer                                         -                  -
                                                   ----               ----
     Total accruing loans contractually
       past due 90 days or more                       -                  -

Automobile loan pass-through certificates             -                 33
                                                   ----               ----

     Total nonperforming assets                    $115               $ 35
                                                   ====               ====

     Total loan loss allowance                     $196               $145
                                                   ====               ====

     Total nonperforming assets as
        a percentage of total assets                .13%               .04%
                                                    ===                ===
Loan loss allowance as a percent
   of nonperforming loans                           170%             7,250%
                                                    ===              =====


     For the year ended September 30, 1998, gross interest income which would have been recorded had non-accruing loans been current in accordance with their original terms was $7,000. During the year ended September 30, 1998, less than $1,000 was recorded as interest income as former nonaccruing loans were returned to accrual status. During the periods shown, Peoples Federal had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15. There are no loans which are not currently classified as nonaccrual, more than 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

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

     No loans in Peoples Federal's portfolio were classified as problem assets at September 30, 1998.

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

     The following table sets forth an analysis of Peoples Federal's allowance for loan losses for the periods indicated.

                                               For the year ended September 30,
                                                   1998                 1997
                                                    (Dollars in thousands)
Balance at beginning of period                      $145                 $193

Charge-offs                                            -                  (60)
Recoveries                                             9                    -
Provision for loan losses (charged to
   operations)                                        42                   12
                                                    ----                 ----
Balance at end of period                            $196                 $145
                                                    ====                 ====
Ratio of net charge-offs (recoveries) to
   average net loans outstanding during
   the period                                       (.01)%                .12%
Ratio of allowance for loan losses to
   total loans                                       .29%                 .23%


     At September 30, 1998, $30,000 of the allowance for loan losses was allocated to nonresidential loans and $166,000 was allocated to residential loans. At September 30, 1997, $20,000 of the allowance for loan losses was allocated to nonresidential loans and $125,000 was allocated to residential loans.

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

     Peoples Federal has also invested in mortgage-backed securities issued by two other issuers. The first security represents a $700,000 interest in a trust fund consisting primarily of a pool of conventional adjustable-rate mortgage loans secured by first liens on multifamily residential real estate originated by Guardian Savings and Loan Association located in California ("Guardian Savings"). Peoples Federal receives a portion of the principal and interest payments made on the underlying loans. The risks of such securities include the possibility that borrowers will default on the loans or that borrowers will pay the loans before maturity, reducing the yield on Peoples Federal's investment.

     The second such security represents the right to receive principal and interest payments from mortgage loans obtained by persons purchasing timeshare units in Discovery Beach Resort and Tennis Club in Cocoa Beach, Florida. The loans are secured by mortgages on the underlying timeshare units. As with the Guardian Savings securities, this security's risks include default on or early repayment of the loans. As the collateral for the loans is vacation property, it can reasonably be anticipated that a borrower might default on such a loan rather than default on a loan secured by a primary residence. The market value of such security at September 30, 1998, was $91,000.

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

     Mortgage-backed and related securities generally yield less than individual loans originated by Peoples Federal. In addition, a high rate of prepayment of the underlying loans could have a material negative effect on the yield on the securities, which are purchased at a premium over their original principal amounts. Mortgage-backed and related securities present less credit risk than loans originated by Peoples Federal and held in its portfolio, and Peoples Federal has purchased adjustable-rate mortgage-backed and related securities as part of its effort to reduce its interest rate risk. If interest rates rise in general, including the interest paid by Peoples Federal on its liabilities, the interest rates on the loans backing the mortgage-backed and related securities will also adjust upward. At September 30, 1998, $8.2 million of Peoples Federal's mortgage-backed and related securities had adjustable rates.

     The following table sets forth the carrying value of Peoples Federal's mortgage-backed and related securities at the dates indicated.

                                                          At September 30,
                                                    1998                 1997
                                                          (In thousands)
FNMA certificates                                 $    895             $  1,379
GNMA certificates                                    4,925                6,470
FHLMC certificates                                   2,743                4,260
Guardian Savings and Loan certificate                  700                  897
Discovery Resort Limited Partnership Notes              91                  179
FNMA and FHLMC real estate mortgage
   investment conduits ("REMICs")                    3,905                2,313
                                                   -------              -------
   Total mortgage-backed  and related
     securities                                    $13,259              $15,498
                                                   =======              =======

     The following table sets forth information regarding scheduled maturities, amortized costs, market value and weighted average yields of Peoples Federal's mortgage-backed and related securities at September 30, 1998. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                 At September 30, 1998

                           One year or less       After one to five years  After five to ten years     After ten years
                          Carrying    Average     Carrying      Average    Carrying     Average     Carrying    Average
                            value       yield       value        yield       value       yield        value       yield
                                                                                 (Dollars in thousands)
FNMA certificates          $   -          - %      $   -            - %       $275        7.69%     $   620        7.02%
GNMA certificates              -          -            -            -            -          -         4,925        6.83
FHLMC certificates             -          -            -            -          593        8.23        2,150        7.10
Guardian Savings and
   Loan certificate            -          -            -            -            -          -           700        6.55
Discovery Resort
   Limited Partnership         -          -           91          7.86           -          -             -          -
   Notes
FHLMC  REMICs                  -          -            -            -            -          -         3,905        6.22
                            ----        ----         ---          ----         ---        ----       ------        ----
      Total                $   -          - %       $ 91          7.86%       $868        8.06%     $12,300        6.68%
                            ====        ====         ===          ====         ===        ====       ======        ====



                                At September 30, 1998
                      Total mortgage-backed and related securities
                                     portfolio
                       Carrying        Market        Average
                         value         value          yield
                                 (Dollars in thousands)

FNMA certificates      $   895        $   941          7.22%
GNMA certificates        4,925          4,964          6.83
FHLMC certificates       2,743          2,779          7.34
Guardian Savings and
   Loan certificate        700            700          6.55
Discovery Resort
   Limited Partnership      91             91          7.86
   Notes
FHLMC  REMICs            3,905          3,905          6.22
                        ------         ------          ----
      Total            $13,259        $13,380          6.77%
                        ======         ======          ====




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

     Peoples Federal's investments include three automobile loan pass-through certificates. Such certificates represent interests in pools of automobile loans. In November 1996, Duff & Philips withdrew its ratings on some certificates, without stating a reason. At September 30, 1997, these investments were written down to estimated realizable value. During fiscal 1998, all collections were applied to principal until the recorded values of the investments were eliminated. Further collections were recorded as a recovery to the allowance for loan losses.

     The following table sets forth the composition of Peoples Federal's certificates of deposit in the Federal Home Loan Bank (the "FHLB") of Cincinnati and investment securities at the dates indicated:

                                                                  At September 30,

                                                  1998                                        1997
                                 Carrying     % of     Market      % of      Carrying     % of     Market      % of
                                   value     Total      value     Total        value     Total     value      Total
                                                               (Dollars in thousands)
Certificates of deposit in
   the FHLB                     $      -         - %$       -         - %     $1,000     16.48%    $1,000     16.35%
Investment securities:
   U.S. government and federal
     agency securities             1,003     22.70      1,003     22.30        1,496     24.66      1,496     24.45
   FHLB and FHLMC stock            2,449     55.42      2,449     54.46        2,451     40.41      2,451     40.06
   Automobile loan pass-through
     certificates                      -         -          -         -          146      2.41        146      2.39
   Municipal securities              967     21.88      1,045     23.24          973     16.04      1,025     16.75
                                 -------     -----      -----     -----       ------    ------     ------    ------
Total interest-bearing deposits
   and investment securities      $4,419    100.00%    $4,497    100.00%      $6,066    100.00%    $6,118    100.00%
                                  ======    ======     ======    ======       ======    ======     ======    ======


     The following tables set forth the contractual maturities, carrying values, market values and average yields for Peoples Federal's certificates of deposit in the FHLB of Cincinnati and investment securities at September 30, 1998.

                                                                   At September 30, 1998
                                          One year or less          After one to five years              After five
                                                                                                            years
                                     Carrying        Average        Carrying        Average        Carrying        Average
                                       value           yield          value           yield          value           yield
                                                                     (Dollars in thousands)
Investment securities:
   U.S. government and federal
     agency securities                $     -             - %         $1,003          6.13%           $   -              - %
   FHLB and FHLMC stock                 2,449          3.18                -               -              -              -
   Municipal securities                    12          6.50              123          6.31              832           6.08
                                       ------          ----           ------          ----             ----           ----
     Total                             $2,461          3.20%          $1,126          6.15%            $832           6.08%
                                       ======          ====           ======          ====             ====           ====






                                                            At September 30, 1998
                                      Average                                                 Weighted
                                        life             Carrying            Market           average
                                      in years             value             value              yield
                                                          (Dollars in thousands)
Investment securities:
   U.S. government and federal
     agency securities                 4.32                $1,003              $1,003           6.13%
   FHLB and FHLMC stock                   -                 2,449               2,449           3.18
   Municipal securities                6.20                   967               1,045           6.11
                                                           ------              ------           ----

     Total                             5.26                $4,419              $4,497           4.49%
                                                           ======              ======           ====


Deposits and Borrowings

     General. Deposits have traditionally been the primary source of Peoples Federal's funds for use in lending and other investment activities. In addition to deposits, Peoples Federal derives funds from interest payments and principal repayments on loans and mortgage-backed and related securities, income on earning assets, service charges and gains on the sale of assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions. Peoples Federal first received FHLB advances in April 1998 and PFC borrowed funds for a brief period in September and October 1997.

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

     At September 30, 1998, Peoples Federal's certificates of deposit totaled $50.9 million, or 77% of total deposits. Of such amount, approximately $29.3 million in certificates of deposit mature within one year. Based on past experience and Peoples Federal's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Peoples Federal at maturity. If there is a significant deviation from historical experience, Peoples Federal can utilize borrowings from the FHLB as an alternative to this source of funds.

     The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Peoples Federal at the dates indicated:

                                                        At September 30,
                                             1998                          1997
                                                  Percent                       Percent
                                                 of total                      of total
                                     Amount      deposits           Amount     deposits
                                                   (Dollars in thousands)
Transaction accounts:
 NOW accounts (1)                    $ 1,824         2.77%          $ 2,497        3.80%
 Money market accounts (2)             2,616         3.97             2,588        3.94
 Passbook savings accounts (3)        10,433        15.86            11,395       17.36
                                     -------       ------           -------      ------

  Total transaction accounts          14,873        22.60            16,480       25.10

Certificates of deposit:
   2.01 -  4.00%                         126          .19               160         .24
   4.01 -  6.00%                      36,181        54.99            29,971       45.65
   6.01 -  8.00%                      14,617        22.22            19,049       29.01
                                     -------       ------           -------      ------

  Total certificates of deposit       50,924        77.40            49,180       74.90
                                     -------       ------           -------      ------

  Total deposits (4)                 $65,797       100.00%          $65,660      100.00%
                                     =======       ======           =======      ======

-----------------------------

(1) Peoples Federal's weighted average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. The weighted average rate on NOW accounts was 1.75% and 1.50% at September 30, 1998 and 1997, respectively.

(2) Peoples Federal's weighted average interest rate paid on money market accounts fluctuates with the general movement of interest rates. The weighted average rate on money market accounts was 2.19% and 2.10% at September 30, 1998 and 1997, respectively.

(3) Peoples Federal's weighted average rate on passbook savings accounts fluctuates with the general movement of interest rates. The weighted average rate on passbook accounts was 2.00% at September 30, 1998 and 1997.

(4)  IRAs are included in the various  certificates  of deposit  balances.  IRAs
     totaled   $126,000  and  $160,000  as  of  September  30,  1998  and  1997,
     respectively.

     The following table shows rate and maturity information for Peoples Federal's certificates of deposit as of September 30, 1998:

                                                      Amount Due
                                            Over         Over
                             Up to       1 year to    2 years to       Over
      Rate                  one year      2 years       3 years      3 years        Total
                                                    (In thousands)
2.01 -   4.00%              $    60       $     66       $    -        $    -       $   126
4.01 -   6.00                20,922         11,318        1,635         2,306        36,181
Over  6.01                    8,286          2,999        1,675         1,657        14,617
                            -------        -------       ------        ------       -------

Total certificates
  of deposit                $29,268        $14,383       $3,310        $3,963       $50,924
                            =======        =======       ======        ======       =======


     The following table presents the amount of Peoples Federal's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 1998:

    Maturity                                                Amount
                                                        (In thousands)
    Three months or less                                   $   744
    Over 3 months to 6 months                                  439
    Over 6 months to 12 months                               2,315
    Over 12 months                                           2,400
                                                           -------

        Total                                              $ 5,898
                                                           =======


     The following table sets forth Peoples Federal's deposit account balance activity for the periods indicated:

                                                Year ended September 30,
                                                1998               1997
                                                 (Dollars in thousands)
   Beginning balance                            $65,660            $64,355

   Deposits                                      53,991             46,296
   Withdrawals                                   56,220            (47,260)
                                                -------            -------
   Net decreases before interest credited        (2,229)              (964)
   Interest credited                              2,366              2,269
                                                -------            -------
   Ending balance                               $65,797            $65,660
                                                =======            =======

     Net increase                               $   137            $ 1,305

     Percent increase                               .21%              2.03%


     Borrowings. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, Peoples Federal is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At September 30, 1998, Peoples Federal was in compliance with the QTL Test.

     The following table sets forth certain information as to PFC's borrowings at the dates indicated:

                                                          At September 30,
                                                    1998                 1997
                                                      (Dollars in thousands)
FHLB advances                                       $4,000               $    -
Weighted average interest rate of FHLB
   advances                                           5.68%                   -
Other borrowings                                         -                3,000
Weighted average interest rate of other
   borrowings                                            -                 8.50%


     The following table sets forth the maximum balance, the average balance and the weighted average interest rate of PFC's borrowings:

                                                     Year ended September 30,
                                                    1998                 1997
                                                      (Dollars in thousands)
Maximum balance                                   $4,000               $3,000
Average balance                                    1,583                  231
Weighted average interest rate                      4.85%                 .69%


     PFC obtained an unsecured 90-day loan from a bank in the amount of $3.0 million, with an interest rate of 8.5%, in September 1997 in conjunction with its special distribution to shareholders. This loan was repaid in October 1997.

Yields Earned and Rates Paid

     The spread between the average interest rate on interest-earning assets and the average interest rate on interest-bearing liabilities increased to 2.53% for the year ended September 30, 1998, from 2.52% for the year ended September 30, 1997. The spread for the year ended September 30, 1997, increased from 2.25% for the year ended September 30, 1996.

     The yield on interest-earning assets increased to 7.48% for the year ended September 30, 1998, from 7.32% for the year ended September 30, 1997, as a result of an increase in loans receivable, partly offset by a decrease in investments and mortgage-backed securities. The cost of funds to Peoples Federal increased to 4.95% for the year ended September 30, 1998, from 4.80% for the year ended September 30, 1997, due to an increased average balance and higher rates on certificates of deposit and increased borrowings.

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

     The following table presents certain information relating to PFC's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing annual income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are derived from daily balances, which include nonaccruing loans in the loan portfolio, net of the allowance for loan losses.


                                                                         Year ended September 30,

                                                               1998                                      1997
                                               Average       Interest                     Average      Interest
                                             outstanding     earned/        Yield/      outstanding    earned/        Yield/
                                               balance         paid          rate         balance        paid          rate
                                                                            (Dollars in thousands)
Interest-earning assets:
   Interest-bearing deposits                     $ 3,443      $  199          5.78%        $ 5,806      $  322          5.55%
   Investment securities                           4,850         221          4.56           8,255         448          5.42
   Mortgage-backed and related securities
                                                  12,413         870          7.01          21,674       1,483          6.84
   Loans receivable (1)                           60,876       4,815          7.91          49,717       4,000          8.05
                                                 -------      ------                       -------      ------
     Total interest-earning assets                81,582       6,105          7.48          85,452       6,253          7.32

Non-interest-earning assets:
   Cash and amounts due from depository
     institutions                                    273                                       269
   Premises and equipment, net                     1,403                                     1,463
   Other nonearning assets                           401                                       640
                                                 -------                                   -------
          Total assets                           $83,659                                   $87,824
                                                 =======                                   =======

Interest-bearing liabilities:
   NOW accounts                                  $ 1,698          22          1.30         $ 1,536          18          1.17
   Money market accounts                           2,590          62          2.39           2,708          57          2.10
   Passbook savings accounts                      10,799         217          2.01          12,026         241          2.00
   Certificates of deposit                        50,013       2,918          5.83          46,941       2,727          5.81
                                                 -------      ------                       -------      ------
     Total deposits                               65,100       3,219          4.95          63,211       3,043          4.81

     Borrowings                                    1,814          96          5.29             250           4          1.60
                                                 -------      ------                       -------      ------

Total interest-bearing liabilities                66,914       3,315          4.95          63,461       3,047          4.80
                                                 -------      ------        ------         -------      ------        ------

Non-interest-bearing liabilities                   1,432                                     1,435
                                                 -------                                   -------

     Total liabilities                            68,346                                    64,896

Shareholder's equity                              15,313                                    22,928
                                                 -------                                   -------

Total liabilities and shareholders' equity       $83,659                                   $87,824
                                                 =======                                   =======
Net interest income; interest rate
spread                                                        $2,790          2.53%                     $3,206          2.52%
                                                              ======        ======                      ======        ======
Net interest margin (net interest income as
   a percent of average interest-earning
   assets)                                                                    3.42%                                     3.75%
                                                                            ======                                    ======
Average interest-earning assets to
   interest-bearing liabilities                                             121.92%                                   134.65%
                                                                            ======                                    ======

---------------------------

(1) Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.

     The following table sets forth, at the dates indicated, the weighted average yields earned on PFC's interest-earning assets, the weighted average interest yield paid on interest-bearing liabilities and the interest rate spread.

                                                                            At September 30,
                                                                          1998            1997
Weighted average yield on loan portfolio                                  7.73%           7.97%
Weighted average yield on mortgage-backed and related securities          6.79            6.99
Weighted average yield on investment securities                           4.46            4.77
Weighted average yield on interest-bearing deposits                       4.44            5.07
Weighted average yield on all interest-earning assets                     7.34            7.55
Weighted average yield on deposits                                        5.07            4.97
Weighted average yield on borrowings                                      5.69            8.50
Weighted average yield paid on all interest-bearing liabilities           5.11            5.13
                                                                          ----            ----
Interest rate spread (spread between weighted average interest rate on all interest-bearing assets and all interest-bearing
   liabilities)                                                          2.23%           2.42%
                                                                          ====            ====



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

                                                                     Year ended September 30,
                                                     1998 vs. 1997                                1997 vs 1996
                                            Increase (decrease)                     Increase (decrease)
                                                   due to                                 due to
                                            Volume        Rate         Total        Volume        Rate         Total
                                                                         (In thousands)
Interest income attributable to:
   Interest-bearing deposits                 $(136)       $  13        $(123)       $ (73)        $  76        $   3
   Investment securities                      (156)         (70)        (226)          52           (39)          13
   Mortgage-backed and related securities     (648)          35         (613)        (136)           50          (86)
   Loans receivable                            882          (68)         814          794          (103)         691
                                             -----        -----        -----         ----          ----         ----

     Total interest income                     (58)         (90)        (148)         637           (16)         621
                                             -----        -----        -----         ----          ----         ----

Interest expense attributable to:
   NOW accounts                                  2            3            5            1            (2)          (1)
   Money market accounts                        (3)           7            4          (14)          (15)         (29)
   Passbook savings accounts                   (25)           1          (24)         (39)          (46)         (85)
   Certificates of deposit                     179           12          191         (134)          (99)        (233)
   Borrowings                                   83            9           92            4             -            4
                                             -----        -----        -----         ----          ----         ----

     Total interest expense                    236           32          268         (182)         (162)        (344)
                                             -----        -----        -----         ----          ----         ----

   Increase (decrease) in net interest
     income                                  $(294)       $(122)       $(416)        $819          $146         $965
                                             =====        =====        =====         ====          ====         ====


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

     At September 30, 1998, 2% of the present value of Peoples Federal's assets was approximately $1.8 million. Because the interest rate risk of a 200 basis point increase in market interest rates (which was greater than the interest rate risk of a 200 basis point decrease) was $3.5 million at September 30, 1998, Peoples Federal would have been required to deduct approximately $865,000 (50% of the approximate $1.7 million difference) from its capital in determining whether Peoples Federal met its risk-based capital requirement. Regardless of such reduction, however, Peoples Federal's risk-based capital at September 30, 1998, would still have exceeded the regulatory requirement by $6.8 million.

     Presented below, as of September 30, 1998, is an analysis of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. The table also contains the policy limits set by the Board of Directors of Peoples Federal as the maximum change in NPV that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits have been established with consideration of the dollar impact of various rate changes and Peoples Federal's strong capital position.

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

                                                      September 30, 1998
 Change in Interest Rate      Board Limit         $ Change           % Change
     (Basis Points)            % Change            in NPV             in NPV
          +300                   (75)%           $(5,668)               (40)%
          +200                   (45)             (3,494)               (25)
          +100                   (25)             (1,578)               (11)
             -                     -                   -                  -
          -100                   (25)              1,177                  8
          -200                   (45)              2,500                 18
          -300                   (75)              4,138                 29


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

     As part of management's overall strategy to manage interest rate risk, Peoples Federal commenced the origination of adjustable-rate mortgage loans in June 1995. At September 30, 1998, the portfolio included $2.2 million of three-year ARMs, $722,000 of one-year ARMs and $7.7 million of loans that adjust for the first time after 10 years and then each year thereafter. In addition, at September 30, 1998, $8.2 million of Peoples Federal's mortgage-backed and related securities were backed by mortgages with adjustable rates. Management has also increased consumer lending and expects such lending to become a larger part of overall lending activities. Consumer loans typically have a significantly shorter weighted average maturity and offer less exposure to interest rate risk. In the event interest rates decline, however, the origination of adjustable-rate loans could be expected to decline as consumers demand more fixed-rate loans. On the deposit side, management has attempted to reduce the impact of interest rate changes by emphasizing low interest rate deposit products and by maintaining competitive pricing on longer term certificates of deposit.

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

Personnel

     As of September 30, 1998, Peoples Federal had 21 full-time employees and 2 part-time employees.


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

     OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Peoples Federal includes a general loan loss allowance of $196,000 at September 30, 1998.

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

     The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Peoples Federal's capital at September 30, 1998, met the standards for the highest category, a "well-capitalized" institution.

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

     Liquidity. OTS regulations require that a savings association maintain a minimum daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations). During fiscal 1998, certain maturity requirements were removed, which, in Peoples Federal's case, resulted in a greater eligible liquidity amount and percentage at September 30, 1998, than at prior year ends. At September 30, 1998, such minimum requirement was an amount equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet the liquidity requirement. The eligible liquidity of Peoples Federal at September 30, 1998, was approximately $15.6 million, or 23.8%.

     Qualified Thrift Lender Test. Savings associations are required to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under such test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. Effective September 30, 1996, a savings association may also qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At September 30, 1998, Peoples Federal met the QTL test.

     Lending Limit. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to the lending limit. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying the limit on loans to one borrower, the regulations require that loans to certain related borrowers be aggregated. At September 30, 1998, Peoples Federal was in compliance with this lending limit.

     Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Peoples Federal was in compliance with such restrictions at September 30, 1998.

     All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. PFC is an affiliate of Peoples Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Peoples Federal was in compliance with these requirements and restrictions at September 30, 1998.

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

     As a subsidiary of PFC, Peoples Federal is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during such 30-day period based on safety and soundness concerns. Peoples Federal paid dividends to PFC totaling $4.0 million during fiscal 1998.

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

     As a unitary savings and loan holding company, PFC generally has no restrictions on its activities. Such companies are the only financial institution holding companies which may engage in any commercial, securities and insurance activities without restriction. Congress is considering legislation which may limit PFC's ability to engage in these activities. It cannot be predicted whether and in what form these proposals might become law. However, such limits would not impact PFC's current activities, which consist solely of holding stock of Peoples Federal. The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting
(i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of PFC and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 1998, Peoples Federal met both those tests.

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

Federal Reserve Requirements

     Effective December 1, 1998, FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $46.5 million (subject to an exemption of up to $4.9 million), and of 10% of net transaction accounts in excess of $46.5 million. At September 30, 1998, Peoples Federal was in compliance with the reserve requirements then in effect and also with the new requirements.

Federal Home Loan Banks

     The Federal Home Loan Banks provide credit to their members in the form of advances. Peoples Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Peoples Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Peoples Federal was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $861,000 at September 30, 1998.

     FHLB advances to member institutions who meet the QTL Test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At September 30, 1998, Peoples Federal's maximum limit on advances was approximately $17.2 million. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

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


                                    TAXATION

Federal Taxation

     PFC and Peoples Federal are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, PFC and Peoples Federal may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on
"alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration. PFC's average gross receipts for the three tax years ending on September 30, 1998 is $174,000, and, as a result, PFC does qualify as a small corporation exempt from the alternative minimum tax. Peoples Federal's average gross receipts for the three tax years ending on September 30, 1998, is $6.1 million, and, as a result, Peoples Federal does not qualify as a small corporation exempt from the alternative minimum tax.

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

     The  balance of the  pre-1988  reserves  is subject  to the  provisions  of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Peoples Federal to PFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Peoples Federal for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 1998, the pre-1988 reserves of Peoples Federal for tax purposes totaled approximately $1.8 million. Peoples Federal believes it had approximately $6.6 million of accumulated earnings and profits for tax purposes as of September 30, 1998, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether
Peoples Federal will have current or accumulated earnings and profits in subsequent years.

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

     Peoples Federal is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of the taxable book net worth of Peoples Federal determined in accordance with generally accepted accounting principles. For tax year 1999, however, the franchise tax on financial institutions will be 1.4% of the taxable book net worth and for tax year 2000 and years thereafter the tax will be 1.3% of the taxable book net worth. As a "financial institution," Peoples Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Item 2.       Description of Property

     The following table sets forth certain information at September 30, 1998, regarding the properties on which the main office, the branch office and the lending office of Peoples Federal are located:

                                   Owned            Date            Square            Net
Location                         or leased        acquired         footage       book value(1)       Deposits
Main Office:

211 Lincoln Way East
Massillon, Ohio  44646             Owned            1958            7,200          $660,000       $51.6 million

Branch Office:

2312 Lincoln Way N.W.
Massillon, Ohio  44647             Owned            1978            1,400           430,000       $14.2 million

Lending Office:

4344 Metro Circle, N.W.
North Canton, Ohio 44720         Leased(2)           N/A              -               8,000 (3)         N/A

-----------------------------

(1) At September 30, 1998, Peoples Federal's office premises and equipment had a total net book value of $1.5 million. For additional information regarding Peoples Federal's office premises and equipment, see Notes A and E of Notes to Consolidated Financial Statements.

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

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

     There were 1,335,785 common shares of PFC outstanding on December 4, 1998, held of record by approximately 340 shareholders. Price information with respect to PFC's common shares is quoted on The Nasdaq SmallCap Market ("Nasdaq") under the symbol "PFFC." The high and low bids for the common shares of PFC, as quoted by Nasdaq, and dividends declared per common share for fiscal years ending September 30, 1997 and September 30, 1998, are set forth below. Such amounts do not include retail markups, markdowns or commissions.

                           09/98       06/98      03/98       12/97       09/97       06/97      03/97      12/96
Dividends Declared         $ 0.150    $ 0.150    $ 0.125     $ 0.125    $ 5.125(1)    $ 0.125   $ 0.075   $      -
High Bid During Quarter     13.063     16.375     20.000      15.250     18.500        15.250    15.500     13.00
Low Bid During Quarter      10.313     12.625     14.000      12.500     15.250        14.625    13.000     11.50

---------------------------

(1)  Of such distribution, $5.00 constituted a return of capital.


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

Item 6.       Management's Discussion and Analysis or Plan of Operation

     The information required herein is incorporated by reference from PFC's 1998 Annual Report to Shareholders ("Annual Report"), the Managements Discussion and Analysis of which is included in Exhibit 13 as attached hereto.

Item 7.       Financial Statements

     The financial statements required herein are incorporated by reference from the Annual Report, the financial statements of which are included in Exhibit 13 attached hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information contained in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of PFC (the "Proxy Statement"), which is included as Exhibit 99.1 hereto, under the caption "PROPOSAL ONE - ELECTION OF DIRECTORS" is incorporated herein by reference.

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

               10.1 Employment Agreement with Mr. Paul von Gunten (incorporated by reference)

               10.2 Employment Agreement with Ms. Linda Fowler (incorporated by reference)

               10.3 Employment Agreement with Mr. James Rinehart (incorporated by reference)

               10.4 Employment Agreement with Ms. Cynthia Wagner (incorporated by reference)

               10.5        Peoples  Financial   Corporation  1997  Stock  Option
                           and Incentive Plan(incorporated by reference)

               10.6 Peoples Financial Corporation Recognition and Retention Plan and Trust Agreement (incorporated by reference)

               13          Portions of 1998 Annual Report to Shareholders

               21 Subsidiaries of Peoples Financial Corporation (incorporated by reference)

               23          Consent of Grant Thornton LLP

               27          Financial Data Schedule

               99.1 Proxy Statement for 1999 Annual Meeting of Shareholders (incorporated by reference)

               99.2 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

          (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PEOPLES FINANCIAL CORPORATION


                                               By/s/Paul von Gunten
                                                  Paul von Gunten
                                                  President
                                                  (Principal Executive Officer)

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


Date  December 16, 1998                        Date December 16, 1998



By /s/ Victor C. Baker                         By /s/ James P. Bordner
    Victor C. Baker                               James P. Bordner
    Director                                      Director


Date  December 16, 1998                        Date December 16, 1998



By /s/ Vincent G. Matecheck                    By /s/ Thomas E. Shelt
    Vincent G. Matecheck                          Thomas E. Shelt
    Secretary and Director                        Director



Date  December 16, 1998                        Date December 16, 1998



By /s/ Vincent E. Stephan
    Vincent E. Stephan
    Chairman of the Board and Director


Date  December 16, 1998

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

 13         Portions of 1998 Annual Report to Shareholders

 21         Subsidiaries of Peoples Financial Corporation           Incorporated by reference to Exhibit 21 to the 1996
                                                                    10-KSB.
 23         Consent of Grant Thornton LLP

 27         Financial Data Schedule

99.1        Proxy  Statement for the 1999 Annual Meeting  of        Incorporated   by  reference  to   definitive   Proxy
            Shareholders.                                           Statement to be filed separately.

99.2        Safe Harbor  Under the Private  Securities  Litigation
            Reform Act of 1995
