Form 10QSB
period 1998-12-31
PEOPLES FINANCIAL CORP \OH\
filed 1999-02-12
CIK 1011221

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            December 31, 1998
                               -----------------------------------------------

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

Yes    X                                              No

As of February 9, 1999, the latest practicable date, 1,284,101 shares of the registrant's common stock, without par value, were issued and outstanding.











                               Page 1 of 17 pages

                                      INDEX

                          PEOPLES FINANCIAL CORPORATION

                                                                          Page
PART I  -  FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition                    3
            Consolidated Statements of Earnings                               4
            Consolidated Statements of Other Comprehensive Income             5
            Consolidated Statements of Cash Flows                             6
            Notes to Consolidated Financial Statements                        8
            Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  11

PART II - OTHER INFORMATION                                                  17

SIGNATURES                                                                   18



































                               Page 2 of 17 Pages


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)

                                                                    December 31,             September 30,
         ASSETS                                                             1998                      1998
Cash and due from banks
Interest-bearing deposits in other financial institutions                $   197                   $   269
         Cash and cash equivalents                                         1,295                     2,152
                                                                          ------                    ------
                                                                           1,492                     2,421
Investment securities designated as available for sale -
  at market                                                                2,759                     2,591
Investment securities - at cost, approximate market value
  of $1,034 and $1,045 as of December 31, 1998 and
  September 30, 1998                                                         955                       967
Mortgage-backed and related securities designated
  as available for sale - at market                                        7,865                     8,859
Mortgage-backed and related securities - at amortized cost,
  approximate market value of $4,193 and $4,521 as of
  December 31, 1998 and September 30, 1998                                 4,089                     4,400
Loans receivable - net                                                    67,423                    64,341
Office premises and equipment - at depreciated cost                        1,478                     1,471
Stock in Federal Home Loan Bank - at cost                                    877                       861
Accrued interest receivable                                                  284                       298
Prepaid expenses and other assets                                             57                        87
                                                                          ------                    ------

         Total assets                                                    $87,279                   $86,296
                                                                          ======                    ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits $66,578                                                         $65,797
Advances from Federal Home Loan Bank                                       5,000                     4,000
Other liabilities                                                            375                       251
Accrued federal income taxes                                                  19                       329
Deferred federal income taxes                                                925                       886
                                                                          ------                    ------
         Total liabilities                                                72,897                    71,263

Shareholders' equity
  Preferred stock - authorized, 1,000,000 shares without par
    value; no shares issued                                                   -                         -
  Common stock - authorized 6,000,000 shares without par
    or stated value; 1,491,012 shares issued                                  -                         -
  Additional paid-in capital                                               7,287                     7,287
  Retained earnings - restricted                                           9,967                     9,927
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                   1,172                     1,095
  Shares acquired by stock benefit plans                                  (1,097)                   (1,097)
  Less:  206,911 and 139,327 treasury shares, at cost                     (2,947)                   (2,179)
                                                                          ------                    ------
         Total shareholders' equity                                       14,382                    15,033
                                                                          ------                    ------

         Total liabilities and shareholders' equity                      $87,279                   $86,296
                                                                          ======                    ======






                               Page 3 of 17 Pages


                       CONSOLIDATED STATEMENTS OF EARNINGS

                          PEOPLES FINANCIAL CORPORATION

                     For the three months ended December 31,
                        (In thousands, except share data)


                                                                    1998                1997
Interest income
  Loans                                                           $1,265              $1,167
  Mortgage-backed and related securities                             203                 244
  Investment securities                                               48                  61
  Interest-bearing deposits and other                                 29                  52
                                                                   -----               -----
         Total interest income                                     1,545               1,524

Interest expense
  Deposits                                                           807                 806
  Borrowings                                                          56                  19
                                                                   -----               -----
         Total interest expense                                      863                 825
                                                                   -----               -----

         Net interest income                                         682                 699

Provision for losses on loans                                          3                   3
                                                                   -----               -----

         Net interest income after provision for
           losses on loans                                           679                 696
Other income
  Gain on sale of investment securities
    designated as available for sale                                 228                  -
  Other operating                                                     12                   6
                                                                   -----               -----
         Total other income                                          240                   6

General, administrative and other expense
  Employee compensation and benefits                                 293                 271
  Occupancy and equipment                                             68                  56
  Franchise taxes                                                     56                  64
  Federal deposit insurance premiums                                  10                  10
  Data processing                                                     29                  18
  Advertising                                                         10                  11
  Other operating                                                     80                  88
                                                                   -----               -----
         Total general, administrative and other expense             546                 518
                                                                   -----               -----

         Earnings before income taxes                                373                 184

Federal income taxes
  Current                                                            129                  62
  Deferred                                                            -                   -
                                                                   -----               -----
         Total federal income taxes                                  129                  62
                                                                   -----               -----

         NET EARNINGS                                             $  244              $  122
                                                                   =====               =====

         EARNINGS PER SHARE
           Basic                                                    $.19                $.09
                                                                     ===                 ===

           Diluted                                                  $.19                $.09
                                                                     ===                 ===




                               Page 4 of 17 Pages


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                          PEOPLES FINANCIAL CORPORATION

                     For the three months ended December 31,
                                 (In thousands)


                                                                             1998                1997
Net earnings                                                                 $244                $122

Other comprehensive income, net of tax:
  Unrealized holding gains on securities during
    the period                                                                227                 219

Reclassification adjustment for gains included in net earnings               (150)                 -
                                                                              ---                 ---

Comprehensive income                                                         $321                $341
                                                                              ===                 ===


































                               Page 5 of 17 Pages


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          PEOPLES FINANCIAL CORPORATION

                     For the three months ended December 31,
                                 (In thousands)


                                                                                    1998              1997
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                     $  244             $ 122
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation of premises and equipment                                            28                23
    Amortization of premiums and discounts on investment securities
      and mortgage-backed securities, net                                              8                 3
    Gain on sale of investment securities designated
       as available for sale                                                        (228)               -
    Amortization of deferred loan fees                                                (2)              (13)
    Provision for losses on loans                                                      3                 3
    Recovery of loss on investments                                                    4                -
    Federal Home Loan Bank stock dividends                                           (15)              (14)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                     14                54
      Prepaid expenses and other assets                                               30               461
      Other liabilities                                                              125                60
      Accrued interest payable                                                        -                 (8)
      Federal income taxes:
        Current                                                                     (311)               37
        Deferred                                                                      -                 -
                                                                                   -----             -----
         Net cash provided by (used in) operating activities                        (100)              728

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed and related securities                   1,240              1,225
  Proceeds from sales of mortgage-backed securities designated as
    available for sale                                                                -               1,998
  Proceeds from sale of investment securities                                        232              1,012
  Principal repayments and maturities of investment securities                        12                 46
  Loan principal repayments                                                        6,783              3,787
  Loan disbursements                                                              (9,870)            (6,665)
  Purchase of office premises and equipment                                          (35)                (1)
                                                                                   -----              -----
Net cash provided by (used in) investing activities                               (1,638)             1,402
                                                                                   -----              -----

         Net cash provided by (used in) operating and investing
           activities (balance carried forward)                                   (1,738)             2,130
                                                                                   -----              -----








                               Page 6 of 17 Pages


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

                     For the three months ended December 31,
                                 (In thousands)


                                                                                1998              1997
         Net cash provided by (used in) operating and
            investing activities (balance brought forward)                   $(1,738)           $2,130

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                    781              (109)
  Advances from Federal Home Loan Bank                                         5,000                -
  Repayment of borrowings                                                     (4,000)           (3,000)
  Purchase of treasury shares                                                   (769)               -
  Cash dividends paid                                                           (203)             (177)
                                                                              ------             -----
         Net cash provided by (used in) financing activities                     809            (3,286)
                                                                              ------             -----

Net decrease in cash and cash equivalents                                       (929)           (1,156)

Cash and cash equivalents at beginning of period                               2,421             4,783
                                                                              ------             -----

Cash and cash equivalents at end of period                                   $ 1,492            $3,627
                                                                              ======             =====

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                     $   440            $   25
                                                                              ======             =====

    Interest on deposits and borrowings                                      $   863            $  837
                                                                              ======             =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                               $    77            $  219
                                                                              ======             =====


















                               Page 7 of 17 Pages

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          PEOPLES FINANCIAL CORPORATION

          For the three month periods ended December 31, 1998 and 1997


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Financial Corporation included in the Annual Report on Form 10-KSB for the year ended September 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended December 31, 1998, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Peoples Financial Corporation ("PFC" or the "Corporation") and Peoples Federal Savings and Loan Association of Massillon ("Peoples Federal" or the "Association").
All significant intercompany items have been eliminated.

3.  Effects of Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 as of October 1, 1998, as required, without a material impact on the Corporation's financial statements.





                               Page 8 of 17 Pages

                          PEOPLES FINANCIAL CORPORATION

          For the three month periods ended December 31, 1998 and 1997


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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on Peoples Financial's financial position or results of operations.









                               Page 9 of 17 Pages

                          PEOPLES FINANCIAL CORPORATION

          For the three month periods ended December 31, 1998 and 1997


4. Charter Unification Legislation

The deposit accounts of Peoples Federal and other savings associations are insured up to applicable limits by the FDIC in the SAIF. Legislation to recapitalize the SAIF was enacted on September 30, 1996. Such legislation provided that the SAIF will be merged into the Bank Insurance Fund if there are no remaining federal savings associations. Such legislation also requires the Department of Treasury to submit a report to Congress on the development of a common charter for all financial institutions.

Pursuant to such legislation, Congress may eliminate the OTS, and Peoples Federal may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Peoples Federal may engage and would probably subject Peoples Federal to more regulation by the FDIC. In addition, Peoples Federal might become subject to a different form of holding company regulation, which may limit the activities in which PFC may engage, and subject PFC to other additional regulatory requirements, including separate capital requirements. At this time, PFC cannot predict when or whether Congress may actually pass legislation regarding PFC's and Peoples Federal's regulatory requirements or charter. Although such legislation may change the activities in which either PFC or Peoples Federal may engage, it is not anticipated that the current activities of both PFC and Peoples Federal will be materially affected by those activity limits.

5.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 32,516 unallocated ESOP shares, totaled 1,304,261 for the three-month period ended December 31, 1998. Weighted-average common shares outstanding, which gives effect to 45,928 unallocated ESOP shares, totaled 1,369,422 for the three-month period ended December 31, 1997.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under PFC's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,304,261 for the three-month period ended December 31, 1998 and 1,392,484 for the three-month period ended December 31, 1997.

Options to purchase 125,661 shares of common stock at a weighted-average exercise price of $12.51 at per share were outstanding at December 31, 1998, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

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


                 Discussion of Financial Condition Changes from
                     September 30, 1998 to December 31, 1998

PFC's assets totaled $87.3 million as of December 31, 1998, an increase of $983,000, or 1.1%, over the September 30, 1998 total. The increase in assets was primarily due to increases in loans receivable of $3.1 million funded by an increase in deposits of $781,000, an increase in advances from the Federal Home Loan Bank of $1.0 million, proceeds from maturities, sales and principal repayments of investment securities and mortgage-backed securities and a decrease in cash and cash equivalents.

Cash and cash equivalents totaled $1.5 million at December 31, 1998, a decrease of $929,000, or 38.4%, from the total at September 30, 1998. Cash and proceeds from maturities, sales and repayments of investment securities and mortgage-backed securities were primarily used to fund growth in the loan portfolio.

Investment securities totaled $3.7 million at December 31, 1998, an increase of $156,000, or 4.4%, from the total at September 30, 1998. This increase resulted primarily from a net increase of $172,000 in the unrealized gains, offset by sales of $4,000 and maturities of $12,000.

Mortgage-backed securities totaled $12.0 million at December 31, 1998, a decrease of $1.3 million, or 9.8%, from the total at September 30, 1998. This decrease resulted primarily from principal repayments of $1.2 million and a decrease in net unrealized gains of $56,000. Proceeds from such principal repayments were primarily used to fund loan originations.








                               Page 11 of 17 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


                 Discussion of Financial Condition Changes from
               September 30, 1998 to December 31, 1998 (continued)

Net loans receivable totaled $67.4 million at December 31, 1998, an increase of $3.1 million, or 4.8%, over the September 30, 1998 total. The increase is attributable to Peoples Federal's continued focus on its marketing program to originate new fixed and adjustable-rate mortgage loans and home equity loans at the main office and the branch lending office, and disbursements on construction loans. The allowance for loan losses totaled $203,000 at December 31, 1998, an increase of $7,000, including $4,000 from loss recoveries, over the balance at September 30, 1998. The allowance represented .28% of total loans and 176.5% of nonperforming loans at December 31, 1998, as compared to .29% of total loans and 170.4% of nonperforming loans at September 30, 1998. Nonperforming loans totaled $115,000 at both December 31, 1998 and September 30, 1998.

Deposits totaled $66.6 million at December 31, 1998, an increase of $781,000, or 1.2%, over the September 30, 1998 amount. During the three months ended December 31, 1998, certificates of deposit increased by $390,000, as Peoples Federal offered rates designed to increase certificates. Passbook deposits, NOW accounts and money market demand accounts increased by $311,000, $20,000 and $60,000, respectively, during the period.

Advances from Federal Home Loan Bank were $5.0 million at December 31, 1998, an increase of $1.0 million, or 25.0% over the September 30, 1998 amount. At December 31, 1998, fixed rate advances were comprised of $4.0 million at 5.04%, maturing July 6, 1999 and $1.0 million at 5.03%, maturing August 20, 1999. Advances as of September 30, 1998 were repaid in October 1998. Advances have been used primarily to fund loan portfolio growth.

Peoples Federal is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At December 31, 1998, the Association's regulatory capital was well in excess of such minimum capital requirements.


           Comparison of Operating Results for the Three-Month Periods
                        Ended December 31, 1998 and 1997

General

Net earnings for the three months ended December 31, 1998, totaled $244,000, compared to $122,000 for the same period in 1997, an increase of $122,000, or 100.0%. The primary reason for the increase in net earnings was a gain on sale of investment securities of $228,000 in 1998. There were no gains or losses in the 1997 quarter. Other operating income for 1998 increased by $6,000 over 1997. The gain and increase were offset by decreases in net interest income of $17,000, or 2.4%, an increase in general, administrative and other expense of $28,000, or 5.4%, and an increase in the federal income tax provision of $67,000, or 108.1%.




                               Page 12 of 17 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


           Comparison of Operating Results for the Three Month Periods
                  Ended December 31, 1998 and 1997 (continued)

Net Interest Income

Interest income on loans for the three months ended December 31, 1998, increased by $98,000, or 8.4%, over the 1997 period. This increase resulted from a $7.8 million increase in the average net loan portfolio balance outstanding, partially offset by a decrease in weighted average yield from 7.97% in the three months ended December 31, 1997 to 7.63% in the 1998 period. Interest income on mortgage-backed and related securities, investment securities and interest-bearing deposits decreased by $77,000, or 21.6%, from the 1997 period. This decrease resulted from a $3.1 million decrease in average portfolio balances outstanding and a decrease in weighted average yield from 6.60% to 6.04%.

Interest expense on deposits increased by $1,000, or .1%, for the three months ended December 31, 1998, as compared to 1997. This increase resulted from a $930,000 increase in average deposit balances outstanding, partially offset by a four basis point decrease in the weighted-average cost of funds from 4.94% in 1997 to 4.90% in 1998. Interest expense on borrowings totaled $56,000 for the three months ended December 31, 1998, an increase of $39,000 over the comparable quarter in 1997. The 1998 average Advances from Federal Home Loan Bank balance was $4.7 million, with a weighted-average interest rate of 4.81%. A note payable outstanding at September 30, 1997 of $3.0 million was repaid in October 1997. Interest cost of $19,000 was recorded on the note in 1997.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $17,000, or 2.4%, for the three months ended December 31, 1998, compared to 1997. The interest rate spread decreased to 2.39% for the three months ended December 31, 1998, as compared to 2.62% for the corresponding 1997 three-month period. The net interest margin decreased to 3.20% for the three months ended December 31, 1998, as compared to 3.49% for the comparable 1997 period.

Provision for Losses on Loans

It is the Association's policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). After considering the above guidelines, management decided to increase the allowance for losses on loans by $3,000 during the three months ended December 31, 1998 and 1997. There can be no assurance that the allowance for losses on loans of Peoples Federal will be adequate to cover losses on nonperforming loans in the future.




                               Page 13 of 17 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


               Comparison of Operating Results for the Three Month
              Periods Ended December 31, 1998 and 1997 (continued)

Other Income

Other income totaled $240,000 for the three months ended December 31, 1998, an increase of $234,000 over the 1997 amount. The increase resulted primarily from net gains on the sales of securities during the three months ended December 31, 1998. Federal Home Loan Mortgage Corporation common stock with a book value of $4,000 was sold in November 1998 for $232,000 resulting in a realized gain of $228,000. Other operating income increased by $6,000 primarily due to increased fee income and safe deposit box rentals. Also included in other operating income are late charges on loans.

General, Administrative and Other Expense

General, administrative and other expense increased by $28,000, or 5.4%, for the three months ended December 31, 1998, compared to the same period in 1997. The principal increase for 1998 over 1997 was $22,000, or 8.1%, in employee and director compensation and benefits. Employee benefit plan costs recorded for the three months ended December 31, 1998 increased $21,000 over the 1997 amount, as the value used to record Employee Stock Ownership Plan (ESOP) expense and health care plan cost increased and an excess provision for the 401(k) plan was reversed in 1997. Occupancy and equipment costs for 1998 increased by $12,000, or 21.4%, over 1997 due primarily to increased building and grounds maintenance and depreciation of new automated teller equipment. Data processing for 1998 increased by $11,000, or 61.1%, over 1997 due to processing fees paid in conjunction with the operation of new automated teller equipment recorded in 1998, with no corresponding expense in 1997. Ohio franchise taxes for the three months ended December 31, 1998 decreased by $8,000, or 12.5% from 1997, based on decreased capital of Peoples Federal due to payment of an intercompany dividend. Other operating expense for 1998 decreased by $8,000, or 9.1%, from 1997 as cost of employee continuing education decreased by $8,000 and professional expenses decreased by $10,000, partially offset by $10,000 of increased purchases of office supplies.

Federal Income Taxes

Federal income taxes are based on earnings before taxes for the three months ended December 31, 1998 and 1997. The increase of $67,000, or 108.1%, in the provision for income taxes resulted primarily from the $189,000, or 102.7%, increase in earnings before income taxes. The effective tax rates were 34.6% and 33.7% for the three month periods ended December 31, 1998 and 1997, respectively.








                               Page 14 of 17 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                         PEOPLES FINANCIAL CORPORATION


Year 2000 Readiness

As with most providers of financial services, Peoples Federal's operations are heavily dependent on information technology systems. Peoples Federal is addressing the potential problems associated with the possibility that the computers that control or operate Peoples Federal's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. Peoples Federal is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

PFC's primary data processing applications are handled by a third-party service bureau which has advised PFC that it has transferred to a fully year 2000-compliant processing system that will be fully tested prior to June 30, 1999. Management has also reviewed PFC's ancillary equipment and is in the process of providing the appropriate remedial measures without material cost.

As a result of the foregoing, PFC has not identified any material specific expenses that are reasonably likely to be incurred by Peoples Federal in connection with this issue and does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that Peoples Federal is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make Peoples Federal's current systems, programs and equipment year 2000 compliant, PFC's net earnings and financial condition could be adversely affected.

While Peoples Federal is endeavoring to ensure that its computer-dependent operations are year 2000 compliant, no assurance can be given that some year 2000 problems will not occur. Peoples Federal has developed a Year 2000 contingency/business resumption plan which calls for manual posting of customers' accounts and passbooks. Under the plan, general ledger accounts and other company records will also be posted manually. Management believes manual posting is possible due to the size of Peoples Federal, the relative simplicity of products and records, the number of personnel available to participate in the additional record keeping and the fact that all loan and deposit accounts, except NOW accounts and Home Equity Line of Credit loans are passbook accounts.

In addition to possible expense related to its own systems, PFC could incur losses if year 2000 issues adversely affect Peoples Federal's depositors or borrowers. Such problems could include delayed loan payments due to year 2000 problems affecting any significant borrowers or impairing the payroll systems of large employers in Peoples Federal's primary market area. Because Peoples Federal's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and Peoples Federal's primary market area is not significantly dependent upon one employer or industry, Peoples Federal does not expect any significant or prolonged difficulties that will affect net earnings or cash flow. Finally, PFC could be adversely affected if customers react to publicity about year 2000 by withdrawing deposits or if other third parties, such as governmental agencies, clearing houses, telephone companies, utilities and other services fail to prepare properly.



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

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

          On January 27, 1999, the Annual Meeting of PFC's Shareholders was held. The three directors nominated were elected to terms expiring in 2001 by the following votes:

          Victor C. Baker           For:  1,160,779            Withheld:  37,997
          Vincent G. Matecheck      For:  1,163,779            Withheld:  34,997
          Paul von Gunten           For:  1,163,779            Withheld:  34,997

          One other matter was submitted to the shareholders, for which the following votes were cast.

          Ratification of the selection of Grant Thornton LLP as independent auditors of PFC for the year ending September 30, 1999.

          For:  1,187,906           Against:  8,670            Abstain:  2,200


ITEM 5.  Other Information

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

               27 Financial data schedule for the three months ended December 31, 1998.

               99 Safe Harbor under the Private Securities Litigation Reform Act of 1995.

         (b)  Reports on Form 8-K:                   None.



                               Page 16 of 17 Pages

                                   SIGNATURES

                          PEOPLES FINANCIAL CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    February 9, 1999                    By:  /s/Paul von Gunten
     -----------------------                      ---------------------------
                                                  Paul von Gunten
                                                  President and Chief
                                                  Executive Officer



Date:   February 9, 1999                     By:  /s/James R. Rinehart
     -----------------------                      ---------------------------
                                                  James R. Rinehart
                                                  Treasurer































                               Page 17 of 17 Pages