Form 10QSB
period 1999-03-31
PEOPLES FINANCIAL CORP \OH\
filed 1999-05-13
CIK 1011221

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1999
                               ---------------------------------------------

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

Yes    X                                               No

As of May 10, 1999, the latest practicable date, 1,284,101 shares of the registrant's common stock, without par value, were issued and outstanding.











                               Page 1 of 20 pages

                                      INDEX

                          PEOPLES FINANCIAL CORPORATION

                                                                          Page
PART I  - FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition                   3
            Consolidated Statements of Earnings                              4
            Consolidated Statements of Other Comprehensive Income            5
            Consolidated Statements of Cash Flows                            6
            Notes to Consolidated Financial Statements                       8
            Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 11

PART II - OTHER INFORMATION                                                 19

SIGNATURES                                                                  20



































                               Page 2 of 20 Pages


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)

                                                                        March 31,     September 30,
         ASSETS                                                              1999              1998
Cash and due from banks                                                   $   219           $   269
Interest-bearing deposits in other financial institutions                   1,060             2,152
                                                                           ------            ------

         Cash and cash equivalents                                          1,279             2,421

Investment securities designated as available for sale -
  at market                                                                 1,439             2,591
Investment securities held to maturity - at cost, approximate market value of $1,034 and $1,045 as of March 31, 1999
  and September 30, 1998                                                      956               967
Mortgage-backed and related securities designated
  as available for sale - at market                                         8,881             8,859
Mortgage-backed and related securities held to maturity - at amortized cost, approximate market value of $3,790 and
  $4,521 as of March 31, 1999 and September 30, 1998                        3,698             4,400
Loans receivable - net                                                     68,497            64,341
Office premises and equipment - at depreciated cost                         1,448             1,471
Stock in Federal Home Loan Bank - at cost                                     877               861
Accrued interest receivable                                                   319               298
Prepaid federal income taxes                                                  271                -
Prepaid expenses and other assets                                             131                87
                                                                           ------            ------

         Total assets                                                     $87,796           $86,296
                                                                           ======            ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                  $66,972           $65,797
Advances from Federal Home Loan Bank                                        5,500             4,000
Other liabilities                                                             222               251
Accrued federal income taxes                                                   -                329
Deferred federal income taxes                                                 804               886
                                                                           ------            ------

         Total liabilities                                                 73,498            71,263

Shareholders' equity
  Preferred stock - authorized, 1,000,000 shares without par
    value; no shares issued                                                    -                 -
  Common stock - authorized 6,000,000 shares without par
    or stated value; 1,491,012 shares issued                                   -                 -
  Additional paid-in capital                                                7,287             7,287
  Retained earnings - restricted                                            9,950             9,927
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                      958             1,095
  Shares acquired by stock benefit plans                                     (950)           (1,097)
  Less:  206,911 and 139,327 treasury shares, at cost                      (2,947)           (2,179)
                                                                           ------            ------

         Total shareholders' equity                                        14,298            15,033
                                                                           ------            ------

         Total liabilities and shareholders' equity                       $87,796           $86,296
                                                                           ======            ======




                               Page 3 of 20 Pages


                       CONSOLIDATED STATEMENTS OF EARNINGS

                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)

                                                                          Six months ended            Three months ended
                                                                              March 31,                   March 31,
                                                                         1999         1998            1999         1998
Interest income
  Loans                                                                $2,563       $2,374          $1,298       $1,207
  Mortgage-backed and related securities                                  390          458             187          214
  Investment securities                                                    86          116              38           55
  Interest-bearing deposits and other                                      46           87              17           35
                                                                        -----        -----           -----        -----
         Total interest income                                          3,085        3,035           1,540        1,511

Interest expense
  Deposits                                                              1,598        1,614             791          808
  Borrowings                                                              120           19              64           -
                                                                        -----        -----           -----        -----
         Total interest expense                                         1,718        1,633             855          808
                                                                        -----        -----           -----        -----

         Net interest income                                            1,367        1,402             685          703

Provision for losses on loans                                               6           36               3           33
                                                                        -----        -----           -----        -----

         Net interest income after provision for
           losses on loans                                              1,361        1,366             682          670

Other income
  Gain on sale of investment and mortgage-backed
    securities designated as available for sale                           351          501             123          501
  Other operating                                                          25           12              13            6
                                                                        -----        -----           -----        -----
         Total other income                                               376          513             136          507

General, administrative and other expense
  Employee compensation and benefits                                      581          592             288          321
  Occupancy and equipment                                                 131          105              63           49
  Franchise taxes                                                         106          118              50           54
  Federal deposit insurance premiums                                       20           20              10           10
  Data processing                                                          58           37              29           19
  Advertising                                                              18           19               8            8
  Other operating                                                         179          168              99           80
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                1,093        1,059             547          541
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                     644          820             271          636

Federal income taxes
  Current                                                                 236          287              96          225
  Deferred                                                                (11)          -               -            -
                                                                        -----        -----           -----        -----
         Total federal income taxes                                       225          287              96          225
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  419       $  533          $  175       $  411
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.33         $.39            $.14         $.30
                                                                          ===          ===             ===          ===

           Diluted                                                       $.33         $.38            $.14         $.29
                                                                          ===          ===             ===          ===




                               Page 4 of 20 Pages


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                          PEOPLES FINANCIAL CORPORATION

                                 (In thousands)


                                                                      For the six months            For the three months
                                                                         ended March 31,               ended March 31,
                                                                     1999           1998            1999           1998
Net earnings                                                         $419           $533            $175           $411

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    during the period                                                  95            359            (132)           140

Reclassification adjustment for realized gains
  included in earnings                                               (232)          (331)            (82)          (331)
                                                                      ---            ---             ---            ---

Comprehensive income (loss)                                          $282           $561            $(39)          $220
                                                                      ===            ===             ===            ===
































                               Page 5 of 20 Pages


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          PEOPLES FINANCIAL CORPORATION

                       For the six months ended March 31,
                                 (In thousands)


                                                                                    1999              1998
Cash flows from operating activities:
  Net earnings for the period                                                    $   419            $  533
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation of premises and equipment                                            59                47
    Amortization of premiums and discounts on investment securities
      and mortgage-backed securities, net                                             20                 8
    Gain on sale of investment and mortgage-backed
       securities designated as available for sale                                  (351)             (501)
    Amortization of deferred loan costs (fees) - net                                 (10)               21
    Provision for losses on loans                                                      6                36
    Recovery of loss on investments                                                    4                -
    Federal Home Loan Bank stock dividends                                           (15)              (29)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                    (21)               34
      Prepaid expenses and other assets                                             (316)              332
      Other liabilities                                                              118               144
      Federal income taxes:
        Current                                                                     (329)              192
        Deferred                                                                     (11)               -
                                                                                  ------             -----
         Net cash provided by (used in) operating activities                        (427)              817

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed and related securities                   2,856              2,055
  Proceeds from sales of mortgage-backed securities designated as
    available for sale                                                                -               1,998
  Purchase of mortgage-backed and related securities designated
    as available for sale                                                         (2,258)              (992)
  Proceeds from sale of investment securities                                        357              1,524
  Principal repayments and maturities of investment securities                     1,012              1,080
  Purchase of investment securities designated as available for sale                  -                (999)
  Loan principal repayments                                                       11,316             10,114
  Loan disbursements                                                             (15,473)           (14,497)
  Purchase of office premises and equipment                                          (36)               (14)
                                                                                  ------             ------
         Net cash provided by (used in) investing activities                      (2,226)               269
                                                                                  ------             ------

         Net cash provided by (used in) operating and investing
           activities (balance carried forward)                                   (2,653)             1,086
                                                                                  ------             ------







                               Page 6 of 20 Pages


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

                       For the six months ended March 31,
                                 (In thousands)


                                                                                    1999              1998
         Net cash provided by (used in) operating and
            investing activities (balance brought forward)                       $(2,653)            $1,086

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                      1,175               (545)
  Proceeds from Federal Home Loan Bank advances                                    5,500                 -
  Repayment of borrowings                                                         (4,000)            (3,000)
  Purchase of treasury shares                                                       (769)                -
  Cash dividends paid on common stock                                               (395)              (354)
                                                                                  ------              -----
         Net cash provided by (used in) financing activities                       1,511             (3,899)
                                                                                  ------              -----

Net decrease in cash and cash equivalents                                         (1,142)            (2,813)

Cash and cash equivalents at beginning of period                                   2,421              4,783
                                                                                  ------              -----

Cash and cash equivalents at end of period                                       $ 1,279             $1,970
                                                                                  ======              =====

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                         $   825             $   95
                                                                                  ======              =====

    Interest on deposits and borrowings                                          $ 1,717             $1,637
                                                                                  ======              =====

Supplemental disclosure of noncash investing activities:
  Unrealized net gains (losses) on securities designated as
    available for sale, net of related tax effects                               $  (137)            $   28
                                                                                  =======             =====


















                               Page 7 of 20 Pages

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          PEOPLES FINANCIAL CORPORATION

             For the six month periods ended March 31, 1999 and 1998


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Financial Corporation included in the Annual Report on Form 10-KSB for the year ended September 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six and three month periods ended March 31, 1999, are not necessarily indicative of the results which may be expected for an entire fiscal year.

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

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 as of October 1, 1998, as required, without material impact on the Corporation's financial statements.







                               Page 8 of 20 Pages

                          PEOPLES FINANCIAL CORPORATION

             For the six month periods ended March 31, 1999 and 1998


3.  Effects of Recent Accounting Pronouncements (continued)

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management adopted SFAS No. 131 effective October 1, 1998, as required, without material impact on the Corporation's financial statements.

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

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Corporation's financial position or results of operations.










                               Page 9 of 20 Pages

                          PEOPLES FINANCIAL CORPORATION

             For the six month periods ended March 31, 1999 and 1998


4. Charter Unification Legislation

The deposit accounts of Peoples Federal and other savings associations are insured up to applicable limits by the FDIC in the SAIF. Legislation to recapitalize the SAIF was enacted on September 30, 1996. Such legislation provided that the SAIF will be merged into the Bank Insurance Fund if there are no remaining federal savings associations.

Although it now seems unlikely that Congress will eliminate the OTS, legislation is currently being considered that may change the range of activities in which various types of financial institutions and their holding companies, including Peoples Federal and PFC, may engage. Although PFC cannot predict when or whether this "financial modernization" legislation will be passed or what its effect on PFC and Peoples Federal will be, it is not anticipated that the current activities of PFC and Peoples Federal will be materially affected.

5.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 32,516 unallocated ESOP shares, totaled 1,278,213 and 1,251,585 for the six and three-month periods ended March 31, 1999. Weighted-average common shares outstanding, which gives effect to 45,928 unallocated ESOP shares, totaled 1,369,789 and 1,370,684 for the six and three-month periods ended March 31, 1998.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under PFC's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,278,213 and 1,251,585 for the six and three-month periods ended March 31, 1999 and 1,395,759 and 1,411,184 for the six and three-month periods ended March 31, 1998.

Options to purchase 125,661 shares of common stock at a weighted-average exercise price of $12.51 per share were outstanding at March 31, 1999, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

6.  Reclassifications

Certain prior year amounts have been reclassified to conform to the 1999 consolidated financial statement presentation.








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


                 Discussion of Financial Condition Changes from
                      September 30, 1998 to March 31, 1999

PFC's assets totaled $87.8 million as of March 31, 1999, an increase of $1.5 million, or 1.7%, over the September 30, 1998 total. The increase in assets was funded by an increase in deposits of $1.2 million and an increase in advances from the Federal Home Loan Bank of $1.5 million, partially offset by a $735,000 decrease in shareholders' equity, and was comprised primarily of an increase in loans receivable of $4.2 million, offset by maturities, sales and principal repayments of investment securities and mortgage-backed securities and a decrease in cash and cash equivalents.

Cash and cash equivalents totaled $1.3 million at March 31, 1999, a decrease of $1.1 million, or 47.2%, from the total at September 30, 1998. Cash and proceeds from maturities, sales and repayments of investment securities and mortgage-backed securities were primarily used to fund growth in the loan portfolio and purchase mortgage-backed securities.

Investment securities totaled $2.4 million at March 31, 1999, a decrease of $1.2 million, or 32.7%, from the total at September 30, 1998. This decrease resulted primarily from a net decrease of $147,000 in unrealized gains and maturities of $1.0 million.

Mortgage-backed securities totaled $12.6 million at March 31, 1999, a decrease of $680,000, or 5.1%, from the total at September 30, 1998. This decrease resulted primarily from principal repayments of $2.9 million and a decrease in net unrealized gains of $61,000, partly offset by purchases of $2.3 million. Proceeds from principal repayments were primarily used to fund loan originations and purchase mortgage-backed securities.








                               Page 11 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


                 Discussion of Financial Condition Changes from
                September 30, 1998 to March 31, 1999 (continued)

Net loans receivable totaled $68.5 million at March 31, 1999, an increase of $4.2 million, or 6.5%, over the September 30, 1998 total. The increase is attributable to Peoples Federal's continued focus on its marketing program to originate new fixed and adjustable-rate mortgage loans and home equity loans at the main office and the branch lending office, and disbursements on construction loans. The allowance for loan losses totaled $207,000 at March 31, 1999, an increase of $11,000, including $5,000 from loss recoveries, over the balance at September 30, 1998. The allowance represented .28% of total loans at March 31, 1999 as compared to .29% at September 30, 1998. Nonperforming loans totaled $115,000 at September 30, 1998. There were no nonperforming loans at March 31, 1999.

Deposits totaled $67.0 million at March 31, 1999, an increase of $1.2 million, or 1.8%, over the September 30, 1998 amount. During the six months ended March 31, 1999, certificates of deposit increased by $461,000, as Peoples Federal offered rates designed to maintain certificates and control interest cost. Passbook deposits, NOW accounts and money market demand accounts increased by $495,000, $126,000 and $93,000, respectively, during the period.

Advances from the Federal Home Loan Bank were $5.5 million at March 31, 1999, an increase of $1.5 million, or 37.5% over the September 30, 1998 amount. At March 31, 1999, fixed rate advances were comprised of $4.0 million at 5.04%, maturing July 6, 1999, $1.0 million at 5.03%, maturing August 20, 1999 and $500,000 at 5.02%, maturing May 18, 1999. Advances as of September 30, 1998 were repaid in October 1998. Advances have been used primarily to fund loan portfolio growth.

Peoples Federal is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At March 31, 1999, the Association's regulatory capital was well in excess of such minimum capital requirements.


            Comparison of Operating Results for the Six-Month Periods
                          Ended March 31,1999 and 1998

General

Net earnings for the six months ended March 31, 1999, totaled $419,000, compared to $533,000 for the same period in 1998, a decrease of $114,000, or 21.4%. The decrease in net earnings was due primarily to a decrease in net interest income of $35,000, or 2.5%, a decrease in gain on sale of investments of $150,000 or 29.9% and an increase in general, administrative and other expense of $34,000, or 3.2%, which were partially offset by an increase in other operating income of $13,000, a decrease in the provision for loan losses of $30,000 and a decrease in federal income taxes of $62,000.




                               Page 12 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


            Comparison of Operating Results for the Six Month Periods
                    Ended March 31, 1999 and 1998 (continued)

Net Interest Income

Interest income on loans for the six months ended March 31, 1999, increased by $189,000, or 8.0%, over the 1998 period. This increase resulted from a $7.5 million increase in the average net loan portfolio balance outstanding, partially offset by a decrease in weighted average yield from 7.96% in the six months ended March 31, 1998 to 7.64% in the 1999 period. Interest income on mortgage-backed and related securities, investment securities and interest-bearing deposits decreased by $139,000, or 21.0%, from the 1998 period. This decrease resulted from a $2.6 million decrease in average portfolio balances outstanding and a decrease in weighted average yield from 6.40% to 5.80%.

Interest expense on deposits decreased by $16,000, or 1.0%, for the six months ended March 31, 1999, as compared to 1998. This decrease resulted from a decrease in the weighted-average cost of funds from 4.95% in 1998 to 4.81% in 1999, partially offset by a $1.2 million increase in average deposit balances outstanding. Interest expense on borrowings totaled $120,000 for the six months ended March 31, 1999, an increase of $101,000 over the comparable period in 1998. The 1999 average advances from Federal Home Loan Bank totaled $5.0 million, with a weighted-average interest rate of 4.79%. A note payable outstanding at September 30, 1998 of $3.0 million was repaid in October 1998. Interest cost of $19,000 was recorded on the note in 1998.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $35,000, or 2.5%, for the six months ended March 31, 1999, compared to 1998. The interest rate spread decreased to 2.44% for the six months ended March 31, 1999, as compared to 2.61% for the corresponding 1998 six-month period. The net interest margin decreased to 3.21% for the six months ended March 31, 1999, as compared to 3.49% for the comparable 1998 period.

Provision for Losses on Loans

It is the Association's policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). After considering the above guidelines, management decided to increase the allowance for losses on loans by $6,000 during the six months ended March 31, 1999 and by $36,000 for the six months ended March 31, 1998. There can be no assurance that the allowance for losses on loans of Peoples Federal will be adequate to cover losses on nonperforming loans in the future.




                               Page 13 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


                Comparison of Operating Results for the Six Month
                Periods Ended March 31, 1999 and 1998 (continued)

Other Income

Other  income  totaled  $376,000  for the six months  ended  March 31,  1999,  a decrease of $137,000 from the 1998 amount. Federal Home Loan Mortgage Corporation ("FHLMC") common stock with a book value of $6,000 was sold during the six months ended March 31, 1999 for $357,000 resulting in a realized gain of $351,000. During the six months ended March 31, 1998, FHLMC common stock with a book value of $11,000 was sold and a gain of $514,000 was realized and mortgage-backed and investment securities with a book value of $3.0 million were sold and a loss of $13,000 was realized. Other operating income increased by $13,000 primarily due to increased fee income and safe deposit box rentals. Also included in other operating income are late charges on loans.

General, Administrative and Other Expense

General, administrative and other expense increased by $34,000, or 3.2%, for the six months ended March 31, 1999, compared to the same period in 1998. Occupancy and equipment increased by $26,000, or 24.8%, due to depreciation of automatic teller machine equipment acquired in the fall of 1998, increased maintenance costs of buildings, grounds and operating equipment, due in part to winter weather. Data processing increased by $21,000, or 56.8%, principally due to automatic teller machine operation and year 2000 compliance testing. Other operating expenses increased by $11,000, or 6.5% principally due to year 2000 compliance costs and increased purchases of office supplies. Employee compensation and benefits decreased by $11,000, or 1.9%, due to a net decrease in employee benefit plan costs which were partially offset by normal wage increases. Ohio franchise taxes for the six months ended March 31, 1999 decreased by $12,000, or 10.2% from 1998, based on decreased tax rates.

Federal Income Taxes

Federal income taxes are based on earnings before taxes for the six months ended March 31, 1999 and 1998. The decrease of $62,000, or 21.6%, in the provision for income taxes resulted primarily from the $176,000, or 21.5%, decrease in earnings before income taxes. The effective tax rates were 34.9% and 35.0% for the six month periods ended March 31, 1999 and 1998, respectively.










                               Page 14 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


           Comparison of Operating Results for the Three-Month Periods
                          Ended March 31, 1999 and 1998

General

Net earnings for the three months ended March 31, 1999, totaled $175,000, compared to $411,000 for the same period in 1998, a decrease of $236,000, or 57.4%. The primary reason for the decrease in net earnings was a gain on sale of investment securities of $123,000 in 1999 compared to $501,000 in 1998. Other items decreasing net earnings were a decrease in net interest income of $18,000, or 2.6%, and an increase in general, administrative and other expense of $6,000, or 1.1%. These amounts were partially offset by a decrease of $30,000 in provision for loan losses, an increase of $7,000 in other operating income and a decrease in the federal income tax provision of $129,000.

Net Interest Income

Interest income on loans for the three months ended March 31, 1999, increased by $91,000, or 7.5%, over the 1998 period. This increase resulted from a $7.2 million increase in the average net loan portfolio balance outstanding, partially offset by a decrease in weighted average yield from 7.96% in the three months ended March 31, 1998 to 7.64% in the 1999 period. Interest income on mortgage-backed and related securities, investment securities and interest-bearing deposits decreased by $62,000, or 20.4%, from the 1998 period. This decrease resulted from a $2.2 million decrease in average portfolio balances outstanding and a decrease in weighted average yield from 6.19% to 5.54%.

Interest expense on deposits decreased by $17,000, or 2.1%, for the three months ended March 31, 1999, as compared to 1998. This decrease resulted from a decrease in the weighted-average cost of funds from 4.96% in 1998 to 4.74% in 1999, which was partially offset by a $1.5 million increase in average deposit balances outstanding. Interest expense on borrowings totaled $64,000 for the three months ended March 31, 1999; there was no interest cost on borrowings for the three months ended March 31, 1998. The 1999 average advances from Federal Home Loan Bank totaled $5.3 million, with a weighted-average interest rate of 4.78%.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $18,000, or 2.6%, for the three months ended March 31, 1999, compared to 1998. The interest rate spread decreased to 2.47% for the three months ended March 31, 1999, as compared to 2.57% for the corresponding 1998 three-month period. The net interest margin decreased to 3.21% for the three months ended March 31, 1999, as compared to 3.50% for the comparable 1998 period.








                               Page 15 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


               Comparison of Operating Results for the Three Month
                Periods Ended March 31, 1999 and 1998 (continued)

Provision for Losses on Loans

It is the Association's policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). After considering the above guidelines, management decided to increase the allowance for losses on loans by $3,000 during the three months ended March 31, 1999 and by $33,000 for the three months ended March 31, 1998. There can be no assurance that the allowance for losses on loans of Peoples Federal will be adequate to cover losses on nonperforming loans in the future.

Other Income

Other income totaled $136,000 for the three months ended March 31, 1999, a decrease of $371,000 over the 1998 amount. The decrease resulted primarily from a smaller net gain on the sale of FHLMC common stock during the three months ended March 31, 1999 than in the comparable 1998 period. FHLMC common stock with a book value of $2,000 was sold in March 1999 for $125,000 resulting in a realized gain of $123,000, while FHLMC common stock with a book value of $11,000 was sold in February 1998 for $512,000 resulting in a realized gain of $501,000. Other operating income increased by $7,000 primarily due to increased fee income and safe deposit box rentals. Also included in other operating income are late charges on loans.

General, Administrative and Other Expense

General, administrative and other expense increased by $6,000, or 1.1%, for the six months ended March 31, 1999, compared to the same period in 1998. Occupancy and equipment increased by $14,000, or 28.6%, due to depreciation of automatic teller machine equipment acquired in the fall of 1998, increased maintenance costs of buildings, grounds and operating equipment, due in part to winter weather. Data processing increased by $10,000 or 52.6% principally due to automatic teller machine operation and year 2000 compliance testing. Other operating expenses increased by $19,000, or 23.8% principally due to year 2000 compliance costs and increased purchases of office supplies. Employee compensation and benefits decreased by $33,000, or 10.3%, due primarily to a $42,000 decrease in employee benefit plan costs, which were partially offset by commission compensation costs and normal wage increases totaling $9,000. Ohio franchise taxes for the three months ended March 31, 1999 decreased by $4,000, or 7.4% from 1998, based on decreased tax rates.








                               Page 16 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                         PEOPLES FINANCIAL CORPORATION


               Comparison of Operating Results for the Three Month
                Periods Ended March 31, 1999 and 1998 (continued)

Federal Income Taxes

Federal income taxes are based on earnings before taxes for the three months ended March 31, 1999 and 1998. The decrease of $129,000, or 57.3%, in the provision for income taxes resulted primarily from the $365,000, or 57.4%, decrease in earnings before income taxes. The effective tax rate was 35.4% for both three month periods ended March 31, 1999 and 1998.


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

While Peoples Federal is endeavoring to ensure that its computer-dependent operations are year 2000 compliant, no assurance can be given that some year 2000 problems will not occur. Peoples Federal has developed a Year 2000 contingency/business resumption plan which calls for manual posting of customers' accounts and passbooks. Under the plan, general ledger accounts and other company records will also be posted manually. Management believes manual posting is possible due to the size of Peoples Federal, the relative simplicity of products and records, the number of personnel available to participate in the additional record keeping and the fact that all loan and deposit accounts, except NOW accounts and Home Equity Line of Credit loans, are passbook accounts.


                               Page 17 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                         PEOPLES FINANCIAL CORPORATION


Year 2000 Readiness (continued)

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

         None

ITEM 5.  Other Information

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

               27 Financial data schedule for the six months ended March 31, 1999.

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





Date:   May 12, 1999                              By:  /s/Paul von Gunten
     --------------------------                        Paul von Gunten
                                                       President and Chief
                                                       Executive Officer



Date:   May 12, 1999                              By:  /s/James R. Rinehart
     --------------------------                        James R. Rinehart
                                                       Treasurer































                               Page 20 of 20 Pages