Form 10QSB
period 1999-06-30
PEOPLES FINANCIAL CORP \OH\
filed 1999-08-12
CIK 1011221

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1999
                               -------------------------------------------

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

Yes    X                                                    No

As of August 11, 1999, the latest practicable date, 1,284,101 shares of the registrant's common stock, without par value, were issued and outstanding.











                               Page 1 of 20 pages

                                      INDEX

                          PEOPLES FINANCIAL CORPORATION

                                                                       Page
PART I  - FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition                3
            Consolidated Statements of Earnings                           4
            Consolidated Statements of Comprehensive Income               5
            Consolidated Statements of Cash Flows                         6
            Notes to Consolidated Financial Statements                    8
            Management's Discussion and Analysis of
              Financial Condition and Results of Operations              11

PART II - OTHER INFORMATION                                              19

SIGNATURES                                                               20



































                               Page 2 of 20 Pages


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)

                                                                                     June 30,             September 30,
         ASSETS                                                                          1999                      1998
Cash and due from banks                                                               $   172                   $   269
Interest-bearing deposits in other financial institutions                               6,724                     2,152
                                                                                       ------                    ------

         Cash and cash equivalents                                                      6,896                     2,421

Investment securities designated as available for sale -
  at market                                                                             1,340                     2,591
Investment securities held to maturity - at cost, approximate market value of $1,034 and $1,045 as of June 30, 1999
  and September 30, 1998                                                                  956                       967
Mortgage-backed and related securities designated
  as available for sale - at market                                                     7,963                     8,859
Mortgage-backed and related securities held to maturity - at amortized cost, approximate market value of $3,533 and
  $4,521 as of June 30, 1999 and September 30, 1998                                     3,446                     4,400
Loans receivable - net                                                                 70,263                    64,341
Office premises and equipment - at depreciated cost                                     1,419                     1,471
Stock in Federal Home Loan Bank - at cost                                                 907                       861
Accrued interest receivable                                                               281                       298
Prepaid federal income taxes                                                              231                        -
Prepaid expenses and other assets                                                         144                        87
                                                                                       ------                    ------

         Total assets                                                                 $93,846                   $86,296
                                                                                       ======                    ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                              $66,634                   $65,797
Advances from the Federal Home Loan Bank                                               12,000                     4,000
Other liabilities                                                                         261                       251
Accrued federal income taxes                                                               -                        329
Deferred federal income taxes                                                             757                       886
                                                                                       ------                    ------

         Total liabilities                                                             79,652                    71,263

Shareholders' equity
  Preferred stock - authorized, 1,000,000 shares without par
    value; no shares issued                                                                -                         -
  Common stock - authorized 6,000,000 shares without par
    or stated value; 1,491,012 shares issued                                               -                         -
  Additional paid-in capital                                                            7,287                     7,287
  Retained earnings - restricted                                                        9,936                     9,927
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                  868                     1,095
  Shares acquired by stock benefit plans                                                 (950)                   (1,097)
  Less 206,911 and 139,471 treasury shares, at cost                                    (2,947)                   (2,179)
                                                                                       ------                    ------

         Total shareholders' equity                                                    14,194                    15,033
                                                                                       ------                    ------

         Total liabilities and shareholders' equity                                   $93,846                   $86,296
                                                                                       ======                    ======




                               Page 3 of 20 Pages


                       CONSOLIDATED STATEMENTS OF EARNINGS

                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)

                                                                         Nine months ended            Three months ended
                                                                              June 30,                     June 30,
                                                                         1999         1998            1999         1998
Interest income
  Loans                                                                $3,885       $3,579          $1,322       $1,205
  Mortgage-backed and related securities                                  574          661             184          203
  Investment securities                                                   120          171              34           55
  Interest-bearing deposits and other                                      70          145              24           58
                                                                        -----        -----           -----        -----
         Total interest income                                          4,649        4,556           1,564        1,521

Interest expense
  Deposits                                                              2,375        2,405             777          791
  Borrowings                                                              202           52              82           33
                                                                        -----        -----           -----        -----
         Total interest expense                                         2,577        2,457             859          824
                                                                        -----        -----           -----        -----

         Net interest income                                            2,072        2,099             705          697

Provision for losses on loans                                               9           39               3            3
                                                                        -----        -----           -----        -----

         Net interest income after provision for
           losses on loans                                              2,063        2,060             702          694

Other income
  Gain on sale of investment and mortgage-backed
    securities designated as available for sale                           469          592             118           91
  Other operating                                                          38           18              13            6
                                                                        -----        -----           -----        -----
         Total other income                                               507          610             131           97

General, administrative and other expense
  Employee compensation and benefits                                      886          871             305          279
  Occupancy and equipment                                                 187          160              56           55
  Franchise taxes                                                         157          174              51           56
  Federal deposit insurance premiums                                       30           30              10           10
  Data processing                                                          84           55              26           18
  Advertising                                                              27           26               9            7
  Other operating                                                         254          244              75           76
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                1,625        1,560             532          501
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                     945        1,110             301          290

Federal income taxes
  Current                                                                 343          389             107          102
  Deferred                                                                (11)          -               -            -
                                                                        -----        -----           -----        -----
         Total federal income taxes                                       332          389             107          102
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  613       $  721          $  194       $  188
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                        $0.48        $0.53           $0.15        $0.14
                                                                         ====         ====            ====         ====

           Diluted                                                      $0.48        $0.52           $0.15        $0.14
                                                                         ====         ====            ====         ====




                               Page 4 of 20 Pages


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                          PEOPLES FINANCIAL CORPORATION

                                 (In thousands)


                                                                       For the nine months          For the three months
                                                                          ended June 30,                ended June 30,
                                                                     1999           1998            1999           1998
Net earnings                                                         $613           $721            $194           $188

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    during the period                                                  83            347             (12)           (12)

Reclassification adjustment for realized gains
  included in earnings                                               (310)          (391)            (78)           (60)
                                                                      ---            ---             ---            ---

Comprehensive income                                                 $386           $677            $104           $116
                                                                      ===            ===             ===            ===
































                               Page 5 of 20 Pages


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          PEOPLES FINANCIAL CORPORATION

                       For the nine months ended June 30,
                                 (In thousands)


                                                                                      1999              1998
Cash flows from operating activities:
  Net earnings for the period                                                      $   613            $  721
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation of premises and equipment                                              89                71
    Amortization of premiums and discounts on investment securities
      and mortgage-backed securities, net                                               25                14
    Gain on sale of investment and mortgage-backed securities, net                    (469)             (592)
    Amortization of deferred loan costs (fees)                                         (17)               26
    Provision for losses on loans                                                        9                39
    Recovery of loss on investments                                                      4                 4
    Federal Home Loan Bank stock dividends                                             (46)              (44)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                       17                25
      Prepaid expenses and other assets                                               (288)              349
      Other liabilities                                                                153               180
      Accrued interest payable                                                           5                15
      Federal income taxes:
        Current                                                                       (329)              294
        Deferred                                                                       (11)               -
                                                                                    ------             -----
         Net cash provided by (used in) operating activities                          (245)            1,102

Cash flows provided by (used in) investing activities:
  Purchase of mortgage-backed and related securities designated as
    available for sale                                                              (2,258)              (993)
  Principal repayments on mortgage-backed and related securities                     3,979              3,174
  Proceeds from sales of mortgage-backed securities designated as
    available for sale                                                                  -               1,998
  Purchase of investment securities designated as available for sale                    -                (999)
  Principal repayments and maturities of investment securities                       1,012              1,100
  Proceeds from sale of investment securities designated as
    available for sale                                                                 477              2,118
  Loan principal repayments                                                         16,433             16,167
  Loan disbursements                                                               (22,351)           (21,440)
  Purchase of office premises and equipment                                            (37)               (18)
                                                                                    ------             ------
         Net cash provided by (used in) investing activities                        (2,745)             1,107
                                                                                    ------             ------

         Net cash provided by (used in) operating and investing
           activities (balance carried forward)                                     (2,990)             2,209
                                                                                    ------             ------







                               Page 6 of 20 Pages


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

                       For the nine months ended June 30,
                                 (In thousands)


                                                                                 1999              1998
         Net cash provided by (used in) operating and
            investing activities (balance brought forward)                    $(2,990)            $2,209

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                837                 43
  Proceeds form Federal Home Loan Bank advances                                12,000              3,000
  Repayment of Federal Home Loan Bank advances and
    other borrowings                                                           (4,000)            (3,000)
  Purchase of treasury shares                                                    (769)              (995)
  Shares issued from treasury                                                      -                  75
  Cash dividends paid on common stock                                            (603)              (568)
                                                                               ------              -----
         Net cash provided by (used in) financing activities                    7,465             (1,445)
                                                                               ------              -----

Net increase in cash and cash equivalents                                       4,475                764

Cash and cash equivalents at beginning of period                                2,421              4,783
                                                                               ------              -----

Cash and cash equivalents at end of period                                    $ 6,896             $5,547
                                                                               ======              =====

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                      $   892             $   95
                                                                               ======              =====

    Interest on deposits and borrowings                                       $ 2,572             $2,395
                                                                               ======              =====

Supplemental disclosure of noncash investing activities:
  Decrease in unrealized gains on securities designated
    as available for sale, net of related tax effects                         $  (227)            $  (44)
                                                                               ======              =====

















                               Page 7 of 20 Pages

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          PEOPLES FINANCIAL CORPORATION

             For the nine month periods ended June 30, 1999 and 1998


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Financial Corporation included in the Annual Report on Form 10-KSB for the year ended September 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine- and three-month periods ended June 30, 1999, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Peoples Financial Corporation ("PFC" or the "Corporation") and Peoples Federal Savings and Loan Association of Massillon ("Peoples Federal" or the "Association"). All significant intercompany items have been eliminated.

3.  Effects of Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

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







                               Page 8 of 20 Pages

                          PEOPLES FINANCIAL CORPORATION

             For the nine month periods ended June 30, 1999 and 1998


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

SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Corporation's financial position or results of operations.










                               Page 9 of 20 Pages

                          PEOPLES FINANCIAL CORPORATION

             For the nine month periods ended June 30, 1999 and 1998


4. Charter Unification Legislation

The deposit accounts of Peoples Federal and other savings associations are insured up to applicable limits by the FDIC in the SAIF. Legislation to recapitalize the SAIF was enacted on September 30, 1996. Such legislation provided that the SAIF will be merged into the Bank Insurance Fund if there are no remaining federal savings associations.

Although it now seems unlikely that Congress will eliminate the federal thrift charter, legislation is currently being considered that may change the range of activities in which various types of financial institutions and their holding companies, including Peoples Federal and PFC, may engage. Although PFC cannot predict when or whether this "financial modernization" legislation will be passed or what its effect on PFC and Peoples Federal will be, it is not anticipated that the current activities of PFC and Peoples Federal will be materially affected.

5.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 32,516 unallocated ESOP shares, totaled 1,269,337 and 1,251,585 for the nine and three-month periods ended June 30, 1999. Weighted-average common shares outstanding, which gives effect to 45,928 unallocated ESOP shares, totaled 1,369,372 and 1,368,536 for the nine- and three-month periods ended June 30, 1998.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under PFC's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,269,337 and 1,251,585 for the nine- and three-month periods ended June 30, 1999 and 1,393,079 and 1,389,562 for the nine- and three-month periods ended June 30, 1998.

Options to purchase 125,661 shares of common stock at a weighted-average exercise price of $12.51 per share were outstanding at June 30, 1999, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 23,707 and 21,026 for the nine- and three-month periods ended June 30, 1998, respectively.

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


                 Discussion of Financial Condition Changes from
                       September 30, 1998 to June 30, 1999

PFC's assets totaled $93.8 million as of June 30, 1999, an increase of $7.5 million, or 8.7%, over the September 30, 1998 total. The increase in assets was funded by an increase in deposits of $837,000 and an increase in advances from the Federal Home Loan Bank ("FHLB") of $8.0 million, partially offset by decreases in accrued and deferred federal income taxes of $458,000 and shareholders' equity of $839,000, and was comprised primarily of increases in loans receivable of $5.9 million and cash and cash equivalents of $4.5 million, offset by net decreases to investment securities and mortgage-backed securities of $3.1 million.

Cash and cash equivalents totaled $6.9 million at June 30, 1999, an increase of $4.5 million, or 184.8%, over the total at September 30, 1998. Advances from FHLB increased cash and cash equivalents balances and were used along with proceeds from maturities, sales and repayments of investment securities and mortgage-backed securities to fund growth in the loan portfolio and purchase mortgage-backed securities.

Investment securities totaled $2.3 million at June 30, 1999, a decrease of $1.3 million, or 35.5%, from the total at September 30, 1998. This decrease resulted primarily from a net decrease of $244,000 in unrealized gains and maturities of $1.0 million.

Mortgage-backed securities totaled $11.4 million at June 30, 1999, a decrease of $1.9 million, or 14.0%, from the total at September 30, 1998. This decrease resulted primarily from principal repayments of $4.0 million and a decrease in net unrealized gains of $101,000, partly offset by purchases of $2.3 million. Proceeds from principal repayments were primarily used to fund loan originations and purchase mortgage-backed securities.








                               Page 11 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


                 Discussion of Financial Condition Changes from
                 September 30, 1998 to June 30, 1999 (continued)

Net loans receivable totaled $70.3 million at June 30, 1999, an increase of $5.9 million, or 9.2%, over the September 30, 1998 total. The increase is attributable to Peoples Federal's continued focus on its marketing program to originate new fixed and adjustable-rate mortgage loans and home equity loans at the main office and the branch lending office, and disbursements on construction loans. The allowance for loan losses totaled $210,000 at June 30, 1999, an increase of $14,000, including $5,000 from loss recoveries, over the balance at September 30, 1998. The allowance represented .27% of total loans at June 30, 1999 as compared to .29% at September 30, 1998. Nonperforming loans totaled $2,000 at June 30, 1999 and $115,000 at September 30, 1998.

Deposits totaled $66.6 million at June 30, 1999, an increase of $837,000, or 1.3%, over the September 30, 1998 amount. During the nine months ended June 30, 1999, certificates of deposit increased by $140,000, as Peoples Federal offered rates designed to maintain certificates and control interest cost. Passbook deposits and NOW accounts increased by $639,000 and $59,000 respectively, during the period. Money market demand accounts decreased by $1,000 during the period.

Advances from the FHLB totaled $12.0 million at June 30, 1999, an increase of $8.0 million, or 200.0% over the September 30, 1998 amount, as PFC continued to use advances primarily to fund loan portfolio growth. At June 30, 1999, fixed rate advances were comprised of $5.0 million maturing in July 1999, $1.5 million maturing in August 1999 and $5.5 million received in June 1999 which matures in December 1999. Funds from the June 1999 advance were temporarily placed in interest earning cash equivalents and $4.0 million will be used to repay advances due in July 1999. Advances as of September 30, 1998 were repaid in October 1998.

Peoples Federal is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At June 30, 1999, the Association's regulatory capital was well in excess of such minimum capital requirements.


           Comparison of Operating Results for the Nine-Month Periods
                           Ended June 30,1999 and 1998

General

Net earnings for the nine months ended June 30, 1999, totaled $613,000, compared to $721,000 for the same period in 1998, a decrease of $108,000, or 15.0%. The decrease in net earnings was due primarily to a decrease in net interest income of $27,000, or 1.3%, a decrease in gain on sale of investments of $123,000, or 20.8%, and an increase in general, administrative and other expense of $65,000, or 4.2%, which were partially offset by an increase in other operating income of $20,000, a decrease in the provision for loan losses of $30,000 and a decrease in federal income taxes of $57,000.




                               Page 12 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


           Comparison of Operating Results for the Nine-Month Periods
                    Ended June 30, 1999 and 1998 (continued)

Net Interest Income

Interest income on loans for the nine months ended June 30, 1999, increased by $306,000, or 8.5%, over the 1998 period. This increase resulted from a $7.8 million increase in the average net loan portfolio balance outstanding, partially offset by a decrease in weighted average yield from 7.93% in the nine months ended June 30, 1998 to 7.62% in the 1999 period. Interest income on mortgage-backed and related securities, investment securities and interest-bearing deposits decreased by $213,000, or 21.8%, from the 1998 period. This decrease resulted from a $2.7 million decrease in average portfolio balances outstanding and a decrease in weighted average yield from 6.26% in 1998 to 5.64% in 1999.

Interest expense on deposits decreased by $30,000, or 1.2%, for the nine months ended June 30, 1999, compared to 1998. This decrease resulted from a decrease in the weighted-average cost of funds from 4.94% in 1998 to 4.77% in 1999, partially offset by a $1.5 million increase in average deposit balances outstanding.

Interest expense on borrowings totaled $202,000 for the nine months ended June 30, 1999, an increase of $150,000 over the comparable period in 1998. The 1999 average advances from FHLB totaled $6.1 million, with a weighted-average interest rate of 4.41%. An advance from FHLB of $3.0 million, first received in April 1998, was outstanding through June 30, 1998, with a weighted-average interest rate of 4.36%. A note payable outstanding at September 30, 1998 of $3.0 million was repaid in October 1998. Interest cost of $19,000 was recorded on the note in 1998.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $27,000, or 1.3%, for the nine months ended June 30, 1999, compared to 1998. The interest rate spread decreased to 2.46% for the nine months ended June 30, 1999, compared to 2.59% for the corresponding 1998 nine-month period. The net interest margin decreased to 3.21% for the nine months ended June 30, 1999, compared to 3.45% for the comparable 1998 period.

Provision for Losses on Loans

It is the Association's policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). After considering the above guidelines, management decided to increase the allowance for losses on loans by $9,000 during the nine months ended June 30, 1999 and by $39,000 for the nine months ended June 30, 1998. There can be no assurance that the allowance for losses on loans of Peoples Federal will be adequate to cover losses on nonperforming loans in the future.




                               Page 13 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


               Comparison of Operating Results for the Nine-Month
                Periods Ended June 30, 1999 and 1998 (continued)

Other Income

Other  income  totaled  $507,000  for the nine  months  ended June 30,  1999,  a decrease of $103,000 from the 1998 amount. Federal Home Loan Mortgage Corporation ("FHLMC") common stock with a book value of $8,000 was sold during the nine months ended June 30, 1999 for $477,000 resulting in a realized gain of $469,000. During the nine months ended June 30, 1998, FHLMC common stock with a book value of $14,000 was sold and a gain of $605,000 was realized and mortgage-backed and investment securities with a book value of $3.0 million were sold and a loss of $13,000 was realized. Other operating income increased by $20,000 due to increased fee income, including ATM fees of $12,000 in 1999 with no corresponding amount in 1998, and safe deposit box rentals. Also included in other operating income are late charges on loans.

General, Administrative and Other Expense

General, administrative and other expense increased by $65,000, or 4.2%, for the nine months ended June 30, 1999, compared to the same period in 1998. Employee compensation and benefits increased by $15,000, or 1.7%, due primarily to normal wage increases, which were partially offset by a net decrease in employee benefit plan costs. Occupancy and equipment increased by $27,000, or 16.9%, due to depreciation of automated teller machine ("ATM") equipment acquired in the fall of 1998, increased maintenance costs of buildings, grounds and operating equipment, due in part to acquisition of ATM equipment and winter weather. Data processing increased by $29,000, or 52.7%, principally due to ATM operation and year 2000 compliance testing. Other operating expenses increased by $10,000, or 4.1%, principally due to year 2000 compliance costs and increased purchases of office supplies. Ohio franchise taxes for the nine months ended June 30, 1999 decreased by $17,000, or 9.8% from 1998, based on decreased tax rates.

Federal Income Taxes

Federal income taxes are based on earnings before taxes for the nine months ended June 30, 1999 and 1998. The decrease of $57,000, or 14.7%, in the provision for income taxes resulted primarily from the $165,000, or 14.9%, decrease in earnings before income taxes. The effective tax rates were 35.1% and 35.0% for the nine-month periods ended June 30, 1999 and 1998, respectively.











                               Page 14 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


           Comparison of Operating Results for the Three-Month Periods
                          Ended June 30, 1999 and 1998

General

Net earnings for the three months ended June 30, 1999, totaled $194,000, compared to $188,000 for the same period in 1998, an increase of $6,000, or 3.2%. Significant items increasing 1999 net earnings over 1998 were increases in net interest income of $8,000, or 1.1%, gain on sale of investment securities of $27,000, or 29.7%, other operating income of $7,000, or 116.7% and a decrease in Ohio franchise taxes of $5,000 or 8.9%. Significant items partially offsetting such increases were increases in employee compensation and benefits of $26,000, or 9.3%, data processing of $8,000, or 44.4%, and federal income taxes of $5,000, or 4.9%.

Net Interest Income

Interest income on loans for the three months ended June 30, 1999, increased by $117,000, or 9.7%, over the 1998 period. This increase resulted from an $8.5 million increase in the average net loan portfolio balance outstanding, partially offset by a decrease in weighted-average yield from 7.86% in the three months ended June 30, 1998 to 7.57% in the 1999 period. Interest income on mortgage-backed and related securities, investment securities and interest-bearing deposits decreased by $74,000, or 23.4%, from the 1998 period. This decrease resulted from a $2.9 million decrease in average portfolio balances outstanding and a decrease in weighted average yield from 5.98% to 5.33%.

Interest expense on deposits decreased by $14,000, or 1.8%, for the three months ended June 30, 1999, as compared to 1998. This decrease resulted from a decrease in the weighted-average cost of funds from 4.92% in 1998 to 4.68% in 1999, which was partially offset by a $2.1 million increase in average deposit balances outstanding. Interest expense on borrowings increased by $49,000, or 148.5% for the three months ended June 30, 1999, as compared to 1998. The 1999 average advances from the FHLB, including the June 30, 1999 balance of $12.0 million, increased to $8.3 million from $3.0 million in 1998, while the weighted-average interest rate decreased to 3.95% in 1999 from 4.36% in 1998.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $8,000, or 1.1%, for the three months ended June 30, 1999, compared to 1998. The interest rate spread increased to 2.51% for the three months ended June 30, 1999, as compared to 2.48% for the corresponding 1998 three-month period. The net interest margin decreased to 3.20% for the three months ended June 30, 1999, as compared to 3.38% for the comparable 1998 period.









                               Page 15 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


               Comparison of Operating Results for the Three Month
                Periods Ended June 30, 1999 and 1998 (continued)

Provision for Losses on Loans

It is the Association's policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). After considering the above guidelines, management decided to increase the allowance for losses on loans by $3,000 during both the three months ended June 30, 1999 and 1998. There can be no assurance that the allowance for losses on loans of Peoples Federal will be adequate to cover losses on nonperforming loans in the future.

Other Income

Other income totaled $131,000 for the three months ended June 30, 1999, an increase of $34,000, or 35.1%, over the 1998 amount. The increase resulted from a larger net gain on the sale of FHLMC common stock during the three months ended June 30, 1999 than in the comparable 1998 period and an increase of $7,000 in other operating income for 1999 over 1998. FHLMC common stock with a book value of $2,000 was sold in June 1999 for $120,000 resulting in a realized gain of $118,000, while FHLMC common stock with a book value of $2,000 was sold in February 1998 for $93,000 resulting in a realized gain of $91,000. Other operating income increased by $7,000 due to increased fee income, including ATM fees of $5,000 in 1999 with no corresponding amount in 1998, and safe deposit box rentals.
Also included in other operating income are late charges on loans.

General, Administrative and Other Expense

General, administrative and other expense increased by $31,000, or 6.2%, for the six months ended June 30, 1999, compared to the same period in 1998. Employee compensation and benefits increased by $26,000, or 9.3%, due primarily to increased directors' fees, normal wage increases, an increased ESOP plan provision and increased payroll tax cost. Data processing increased by $8,000, or 44.4%, principally due to automatic teller machine operation. Ohio franchise taxes for the three months ended June 30, 1999 decreased by $5,000, or 8.9% from 1998, based on decreased tax rates.








                               Page 16 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                         PEOPLES FINANCIAL CORPORATION


               Comparison of Operating Results for the Three Month
                Periods Ended June 30, 1999 and 1998 (continued)

Federal Income Taxes

Federal income taxes are based on earnings before taxes for the three months ended June 30, 1999 and 1998. The increase of $5,000, or 4.9%, in the provision for income taxes resulted primarily from the $11,000, or 3.8%, increase in earnings before income taxes. The effective tax rate was 35.5% for the three months ended June 30, 1999 and 35.2% for the 1998 quarter.


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

PFC's primary data processing applications are handled by a third-party service bureau which has advised PFC that it has transferred to a fully year 2000-compliant processing system that will be fully tested prior to June 30, 1999. Management has also reviewed PFC's ancillary equipment and has provided the appropriate remedial measures. Total cost incurred to make Peoples Federal Year 2000 compliant, of approximately $40,000, has been charged to general, administrative and other expense.

As a result of the foregoing, PFC has not identified any material specific expenses that are reasonably likely to be incurred by Peoples Federal in future periods in connection with this issue and does not expect to incur significant additional expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that Peoples Federal is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make Peoples Federal's current systems, programs and equipment year 2000 compliant, PFC's net earnings and financial condition could be adversely affected.

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


                               Page 17 of 20 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                         PEOPLES FINANCIAL CORPORATION


Year 2000 Readiness (continued)

In addition to possible expense related to its own systems, PFC could incur losses if year 2000 issues adversely affect Peoples Federal's depositors or borrowers. Such problems could include delayed loan payments due to year 2000 problems affecting any significant borrowers or impairing the payroll systems of large employers in Peoples Federal's primary market area. Because Peoples Federal's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and Peoples Federal's primary market area is not significantly dependent upon one employer or industry, Peoples Federal does not expect any significant or prolonged difficulties that will affect net earnings or cash flow. Finally, Peoples Federal has developed a cash demand, sources of funding and cash delivery plan as part of its Year 2000 contingency planning to meet anticipated additional cash needs between now and early calendar year 2000. PFC could be adversely affected if customers react to publicity about year 2000 by withdrawing deposits or if other third parties, such as governmental agencies, clearing houses, telephone companies, utilities and other services, fail to prepare properly.


































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

         None

ITEM 5.  Other Information

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

               27 Financial data schedule for the nine months ended June 30, 1999.

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





Date:   August 11, 1999                            By:  /s/Paul von Gunten
                                                        Paul von Gunten
                                                        President and Chief
                                                        Executive Officer



Date:   August 11, 1999                            By:  /s/James R. Rinehart
                                                        James R. Rinehart
                                                        Treasurer































                               Page 20 of 20 Pages