Form 10KSB
period 1999-09-30
PEOPLES FINANCIAL CORP \OH\
filed 1999-12-29
CIK 1011221

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended  September 30, 1999

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended September 30, 1999, were $6.8 million.

     Based upon the average bid and asked prices quoted by The Nasdaq Stock Market, the aggregate market value of the voting stock held by non-affiliates of the issuer on December 9, 1999, was $7.16 million.

     1,265,108 of the issuer's common shares were issued and outstanding on December 9, 1999.

Documents Incorporated by Reference

         The following sections of Peoples Financial Corporation's 1999 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-KSB:

     1. Management's Discussion and Analysis of Financial Condition and Results of Operations; and

     2.   Financial Statements.

         The following sections of the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of Peoples Financial Corporation are incorporated by reference into Part III of this Form 10-KSB:

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

         Loan Portfolio Composition. The following table presents certain information with respect to the composition of Peoples Federal's loan portfolio at the dates indicated:

                                                                              At September 30,
                                                                   1999                               1998
                                                                       Percent                            Percent
                                                                       of total                           of total
                                                          Amount         loans               Amount         loans
                                                                            (Dollars in thousands)
Residential real estate loans:
One- to four-family (first and second mortgage)          $62,062          77.73%            $52,762          76.86%
Home equity (secured by mortgages)                         1,543           1.93               1,475           2.15
Multifamily                                                  392            .49                 320            .47
Nonresidential real estate loans                           3,406           4.27               3,897           5.68
Construction loans                                        12,215          15.30               9,831          14.32
                                                          ------         ------              ------         ------

     Total real estate loans                              79,618          99.72              68,285          99.48

Consumer loans:
Loans on deposits                                            124            .16                 192            .28
Other consumer loans                                          99            .12                 168            .24
                                                          ------         ------              ------         ------

Total consumer loans                                         223            .28                 360            .52
                                                          ------         ------              ------         ------

Total loans                                               79,841         100.00%             68,645         100.00%
                                                                         ======                             ======
Other items:
Deferred loan origination (fees) costs                       (16)                                26
Loans in process                                          (6,528)                            (4,134)
     Allowance for loan losses                              (213)                              (196)
                                                          ------                             ------

Net loans                                                $73,084                            $64,341
                                                          ======                             ======


         Loan  Maturity  Schedule.   The  following  table  sets  forth  certain
information as of September 30, 1999, regarding the dollar amount of loans maturing in Peoples Federal's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                 Due during the year ending      Due 4-5      Due 6-10     Due 11-20     Due more than
                                         September 30,         years after  years after  years after    20 years after
                                 2000       2001        2002     9/30/99       9/30/99      9/30/99         9/30/99        Total
                              -------     ------      ------      ------       -------      -------         -------       -------
                                                                  (In thousands)
Mortgage loans:
  One- to four-family (first
    mortgage)                 $14,279     $2,509      $2,527      $4,887       $12,440      $19,137         $18,498       $74,277
  Home equity (first and
    second  mortgage)             107        121         131         271           690          223              -          1,543
  Multifamily                      -          -           -           -             -            75             317           392
  Nonresidential                   46         -           38          80           261        2,942              39         3,406
Consumer loans                    101         70          31          21            -            -               -            223
                               ------      -----       -----       -----        ------       ------          ------        ------
     Total loans              $14,533     $2,700      $2,727      $5,259       $13,391      $22,377         $18,854       $79,841
                               ======      =====       =====       =====        ======       ======          ======        ======


         Of the loans due more than one year after September 30, 1999, loans with aggregate balances of $56.8 million have fixed rates of interest, and loans with aggregate balances of $8.5 million have adjustable interest rates.

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

         The aggregate amount of Peoples Federal's one- to four-family residential real estate loans, excluding construction loans, equaled approximately $63.6 million at September 30, 1999, and represented 79.7% of loans at such date. The largest individual loan balance on a one- to four-family loan at such date was $352,000. At such date, four loans secured by one- to four-family residential real estate in the amount of $107,000 were more than 90 days delinquent or nonaccruing.

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

         Bridge loans are considered to involve a greater degree of risk due to the fact that the borrower may also have a construction loan from Peoples Federal at the same time. The risk is reduced by requiring any other liens on the current residence to be paid off with the proceeds of the loan or before a loan is granted, requiring a maximum LTV of 80% of the current residence and evaluating the credit history of the borrower. The risk is also reduced by Peoples Federal's overall limitation. At September 30, 1999, one- to four-family mortgage loans included $722,000, or .9% of total loans, invested in bridge loans secured by property located within the primary lending area. At such date, no bridge loans were delinquent.

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

         At September 30, 1999, loans secured by multifamily properties totaled approximately $392,000, or less than one percent of its total loans, all of which were secured by property located within Peoples Federal's primary market area and all of which were performing in accordance with their terms. The largest property securing such a loan is a twelve-unit apartment building.

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

         At September 30, 1999, a total of $12.2 million, or approximately 15.3% of Peoples Federal's total loans, consisted of construction loans. All of Peoples Federal's construction loans are secured by property located within Peoples Federal's primary market area, and the economy of such lending area has been relatively stable. At September 30, 1999, all of such loans were performing in accordance with their terms.

         Nonresidential Real Estate Loans. Peoples Federal also makes loans secured by nonresidential real estate consisting of retail stores, office buildings, churches, a theater, manufacturing facilities, an industrial facility and a warehouse. Such loans generally are originated with terms of up to 20 years and a minimum loan amount of $20,000 and a maximum loan amount of $500,000. Such loans have a maximum LTV of 75%. Peoples Federal makes loans for land development in amounts up to 75% LTV and a maximum term of three years. Peoples Federal also makes loans on undeveloped land in amounts up to 75% LTV and a maximum term of five years, and on improved lots (streets with all city utilities) in amounts up to 80% LTV for five years.

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

         At September 30, 1999, Peoples Federal had a total of $3.4 million invested in nonresidential real estate loans, all of which were secured by property located within Peoples Federal's primary market area. Such loans comprised approximately 4.3% of Peoples Federal's total loans at such date. At such date, Peoples Federal had no delinquent nonresidential real estate loans.

         Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its tangible capital. At September 30, 1999, Peoples Federal's nonresidential mortgage loans totaled 41.7% of Peoples Federal's tangible capital.

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

         At September 30, 1999, Peoples Federal had approximately $223,000, or less than one percent of its total loans, invested in consumer loans. At such date, four loans in the amount of $7,000 were more than 90 days delinquent.

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

         For multifamily and nonresidential mortgage loans, a personal guarantee of the borrower's obligation to repay the loan is required. Peoples Federal also obtains information with respect to prior projects completed by the borrower. Upon the completion of the appraisal and the receipt of information on the borrower, the application for a loan is submitted to the Loan Committee, comprised of certain management officials, for approval or rejection if the loan amount does not exceed $500,000. If the loan amount exceeds $500,000, or if the application does not conform in all respects with Peoples Federal's underwriting guidelines, the application is accepted or rejected by the Board of Directors.

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

         Loan Originations, Purchases and Sales. Peoples Federal originated only fixed-rate loans until July 1995. Peoples Federal has never sold loans but originates its mortgage loans in accordance with Federal Home Loan Mortgage Corporation ("FHLMC") secondary market guidelines.

         The  following   table  presents   Peoples   Federal's   mortgage  loan
origination and participation activity for the periods indicated:

                                                           Year ended September 30,
                                                          1999                  1998
                                                                (In thousands)
Loans originated:
  One- to four-family residential (1)                  $29,980               $28,879
  Multifamily residential                                  -                     188
  Nonresidential                                            34                 1,209
  Consumer                                                 109                   276
                                                        ------                ------
     Total loans originated
                                                        30,123                30,552
                                                        ------                ------
Reductions:
  Principal repayments                                 (21,389)              (22,834)
Increase (decrease) in other items, net (2)                  9                    19
                                                        ------                ------
     Net increase                                      $ 8,743               $ 7,699
                                                        ======                ======

-----------------------------

(1)  Includes construction loans, net of undisbursed loans in process.

(2)  Consists of deferred fees and costs and the allowance for loan losses.


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

         Based on such limits, Peoples Federal was able to lend approximately $1.3 million to one borrower at September 30, 1999. The largest amount Peoples Federal had outstanding to one borrower at September 30, 1999, was $1.5 million, consisting of eight loans. Although the loans were, at September 30, 1999, in excess of the amount that Peoples Federal could lend to one borrower at that date, they were below the limit at the time they were made and were not, therefore, in violation of the lending limit regulation. The excess over the September 30, 1999, limit resulted from the payment of an intercompany dividend from Peoples Federal to PFC to fund the special dividend paid by PFC to its shareholders on November 19, 1999. Such loans were secured by three single-family residences and five nonresidential properties. All of such loans were current at September 30, 1999.

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

         Real estate acquired by Peoples Federal as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired, it is initially recorded by Peoples Federal at the lower of cost or fair value of the real estate, less estimated costs to sell. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry other real estate are charged to expense. Peoples Federal had no REO property at September 30, 1999.

         Peoples Federal evaluates a loan for nonaccrual status when the payments are 90 days or more past due.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                         September 30,
                                                      1999                                       1998
                                                                   Percent                                    Percent
                                                                  of total                                   of total
                                       Number        Amount        loans            Number       Amount        loans
                                                                   (Dollars in thousands)
Loans delinquent for (1):
  30 - 59 days                           4            $403           .51%              4        $  97           .14%
  60 - 89 days                           2              18           .02               2           19           .03
  90 days and over                       8             114           .14               1          115           .17
                                        --             ---           ---               -          ---           ---
   Total delinquent loans               14            $535           .67%              7         $231           .34%
                                        ==             ===           ===               =          ===           ===

-------------------------------------

(1) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.


         The following table sets forth information with respect to the accrual and nonaccrual status of Peoples Federal's loans which are 90 days or more past due and other nonperforming assets at the dates indicated:

                                                                                 At September 30,
                                                                         1999                       1998
                                                                              (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
  Real estate:
    Residential                                                          $ 92                       $115
    Nonresidential                                                          -                          -
  Consumer
                                                                            7                          -
                                                                          ---                        ---
     Total nonaccruing loans
                                                                           99                        115
Accruing loans contractually past due 90 days or more:
    Real estate:
      Residential                                                          15                          -
      Nonresidential                                                        -                          -
    Consumer                                                                -                          -
                                                                          ---                        ---
     Total accruing loans contractually past
       due 90 days or more                                                 15                          -
                                                                          ---                        ---

     Total nonperforming loans                                           $114                       $115
                                                                          ===                        ===

     Total loan loss allowance                                           $213                       $196
                                                                          ===                        ===

Total nonperforming assets as
a percentage of total assets                                              .12%                       .13%
                                                                          ===                        ===
Loan loss allowance as a percent
of nonperforming loans                                                    187%                       170%
                                                                          ===                        ===


         For the year ended September 30, 1999, gross interest income which would have been recorded had non-accruing loans been current in accordance with their original terms was $3,000. During the year ended September 30, 1999, $7,000 was recorded as interest income as former nonaccruing loans were returned to accrual status. During the periods shown, Peoples Federal had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15. There are no loans which are not currently classified as nonaccrual, more than 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

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

         One mortgage and four consumer loans in Peoples Federal's portfolio were classified as substandard at September 30, 1999.

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

         The single largest component of Peoples Federal's loan portfolio consists of one- to four-family residential real estate loans. Substantially all of these loans are secured by residential real estate and require a down payment of 15% of the lower of the sales price or appraised value of the real estate. In addition, all of these loans are secured by property in Peoples Federal's primary lending area. Peoples Federal's practice of making loans only in its local market area and requiring a 15% down payment have contributed to a low charge-off history.

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

         The following table sets forth an analysis of Peoples Federal's allowance for loan losses for the periods indicated.

                                                                       For the year ended September 30,
                                                                         1999                  1998
                                                                           (Dollars in thousands)
Balance at beginning of period                                           $196                  $145

Charge-offs                                                                 -                     -
Recoveries                                                                  5                     9
Provision for loan losses (charged to operations)                          12                    42
                                                                          ---                   ---
Balance at end of period                                                 $213                  $196
                                                                          ===                   ===
Ratio of net charge-offs (recoveries) to
  average net loans outstanding during the
  period                                                                 (.01)%                (.01)%
Ratio of allowance for loan losses to total
  loans                                                                   .27%                  .29%


         At September 30, 1999, $30,000 of the allowance for loan losses was allocated to nonresidential loans and $183,000 was allocated to residential loans. At September 30, 1998, $30,000 of the allowance for loan losses was allocated to nonresidential loans and $166,000 was allocated to residential loans.

Mortgage-Backed and Related Securities

         Peoples Federal maintains a significant portfolio of mortgage-backed securities in the form of FHLMC, Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA") participation certificates, as well as two mortgage-backed securities not issued by government agencies. Mortgage-backed securities generally entitle Peoples Federal to receive a portion of the cash flows from an identified pool of mortgages. FHLMC, FNMA and GNMA securities are each guaranteed by their respective agencies as to principal and interest.

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

         Peoples Federal has also invested in mortgage-backed securities issued by two other issuers. The first security represents a $684,000 interest, at market value, in a trust fund consisting primarily of a pool of conventional adjustable-rate mortgage loans secured by first liens on multifamily residential real estate originated by Guardian Savings and Loan Association located in California ("Guardian Savings"). Peoples Federal receives a portion of the principal and interest payments made on the underlying loans. The risks of such securities include the possibility that borrowers will default on the loans or that borrowers will pay the loans before maturity, reducing the yield on Peoples Federal's investment.

         The second such security represents the right to receive principal and interest payments from mortgage loans obtained by persons purchasing timeshare units in Discovery Beach Resort and Tennis Club in Cocoa Beach, Florida. The loans are secured by mortgages on the underlying timeshare units. As with the Guardian Savings securities, this security's risks include default on or early repayment of the loans. As the collateral for the loans is vacation property, it can reasonably be anticipated that a borrower might default on such a loan rather than default on a loan secured by a primary residence. The market value of such security at September 30, 1999, was $34,000.

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

         Mortgage-backed and related securities generally yield less than individual loans originated by Peoples Federal. In addition, a high rate of prepayment of the underlying loans could have a material negative effect on the yield on the securities, which are purchased at a premium over their original principal amounts. Mortgage-backed and related securities present less credit risk than loans originated by Peoples Federal and held in its portfolio, and Peoples Federal has purchased adjustable-rate mortgage-backed and related securities as part of its effort to reduce its interest rate risk. If interest rates rise in general, including the interest paid by Peoples Federal on its liabilities, the interest rates on the loans backing the mortgage-backed and related securities will also adjust upward. At September 30, 1999, $6.8 million of Peoples Federal's mortgage-backed and related securities had adjustable rates.

         The following table sets forth the carrying value of Peoples Federal's mortgage-backed and related securities at the dates indicated.

                                                                                     At September 30,
                                                                              1999                     1998
                                                                                     (In thousands)
FNMA certificates                                                          $ 1,659                   $   895
GNMA certificates                                                            3,568                     4,925
FHLMC certificates                                                           4,544                     6,435
Guardian Savings and Loan certificate                                          684                       700
Discovery Resort Limited Partnership Notes                                      34                        91
Collateralized mortgage obligation -
  FHLMC REMIC                                                                  123                       213
                                                                            ------                    ------

Total mortgage-backed  and related securities                              $10,612                   $13,259
                                                                            ======                    ======

         The following table sets forth information regarding scheduled maturities, amortized costs, market value and weighted average yields of Peoples Federal's mortgage-backed and related securities at September 30, 1999. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                                                                At September 30, 1999
                          One year or less      After one to five years   After five to ten years         After ten years
                        Carrying    Average     Carrying     Average       Carrying     Average       Carrying      Average
                         value        yield       value       yield         value       yield          value        yield
                       ---------    ---------  ---------     ---------    ---------     ---------    ---------      -------
                                                               (Dollars in thousands)

FNMA certificates         $   -           -%    $   -           - %          $335        8.20%        $  345          8.44%
GNMA certificates             -           -         -           -               -          -           3,568          6.72
FHLMC certificates            -           -         -           -             619        7.90            914          7.08
Guardian Savings and Loan
  certificate                 -           -         -           -               -          -             684          6.40
Discovery Resort Limited
  Partnership Notes           -           -        34         7.38              -          -               -            -
FHLMC  REMICs                 -           -         -          -                -          -           4,113          5.85
                           ----        ----      ----         ----            ---        ----          -----          ----
Total                     $   -           -%    $  34         7.38%          $954        8.00%        $9,624          6.42%
                           ====        ====      ====         ====            ===        ====          =====          ====



                                      At September 30, 1999
                           Total mortgage-backed and related securities
                                             portfolio
                              Carrying         Market       Average
                               value           value         yield
                             ---------       ---------     ---------
                                       (Dollars in thousands)
FNMA certificates              $   680        $   709         8.32%
GNMA certificates                3,568          3,591         6.72
FHLMC certificates               1,533          1,551         7.41
Guardian Savings and Loan
  certificate                      684            684         6.40
Discovery Resort Limited
  Partnership Notes                 34             34         7.38
FHLMC  REMICs                    4,113          4,113         5.85
                                ------         ------         ----

Total                          $10,612        $10,682         6.56%
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

         Peoples Federal's investments include three automobile loan pass-through certificates. Such certificates represent interests in pools of automobile loans. In November 1996, Duff & Philips withdrew its ratings on some certificates and at September 30, 1997, these investments were written down to estimated realizable value. During fiscal 1998, all collections were applied to principal until the recorded values of the investments were eliminated. Further collections during fiscal 1998 and 1999 were recorded as a recovery to the allowance for loan losses. Management expects final collections on these certificates during fiscal 2000.

         The following table sets forth the composition of Peoples Federal's certificates of deposit in the Federal Home Loan Bank (the "FHLB") of Cincinnati and investment securities at the dates indicated:

                                                                    At September 30,
                                                         1999                                          1998
                                    Carrying        % of       Market       % of      Carrying      % of      Market     % of
                                       value       Total        value      Total         value     Total       value    Total
                                                                      (Dollars in thousands)
Certificates of deposit in the
  FHLB                                $1,000       24.81%      $1,000      24.55%       $    -          - %   $    -       - %

Investment securities:
  U.S. government and federal
    agency securities                      -        -               -       -            1,003      22.70      1,003     22.30
FHLB and FHLMC stock                   2,074       51.47        2,074      50.90         2,449      55.42      2,449     54.46

Municipal securities                     956       23.72        1,000      24.55           967      21.88      1,045     23.24
                                       -----      ------        -----     ------         -----     ------      -----    ------

Total interest-bearing deposits
  and investment securities           $4,030      100.00%      $4,074     100.00%       $4,419     100.00%    $4,497    100.00%
                                       =====      ======        =====     ======         =====     ======      =====    ======

         The following tables set forth the contractual maturities, carrying values, market values and average yields for Peoples Federal's certificates of deposit in the FHLB of Cincinnati and investment securities at September 30, 1999.

                                                                    At September 30, 1999
                                           One year or less       After one to five years      After five years
                                       Carrying        Average       Carrying    Average     Carrying       Average
                                        value          yield          value      yield        value         yield
                                                                     (Dollars in thousands)
Investment securities:
Certificates of deposit in
  the FHLB                               $1,000           5.10%          $  -         -%         $  -            -%
FHLB and FHLMC stock                      2,074           3.89              -         -             -            -
Municipal securities                         12           6.50            143       6.25          801         6.06
                                          -----           ----            ---       ----          ---         ----
Total                                    $3,086           4.30%          $143       6.25%        $801         6.06%
                                          =====           ====            ===       ====          ===         ====




                                                                              At September 30, 1999
                                                       Average                                                  Weighted
                                                        life              Carrying             Market            average
                                                      in years              value              value              yield
                                                                             (Dollars in thousands)
Investment securities:
Certificates of deposit in the
  FHLB                                                    .15               $1,000             $1,000              5.10%
FHLB and FHLMC stock                                        -                2,074              2,074              3.89
Municipal securities                                     5.58                  956              1,000              6.10
                                                         ----                -----              -----              ----

Total                                                    2.86               $4,030             $4,074              4.72%
                                                         ====                =====              =====              ====


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

         At September 30, 1999, Peoples Federal's certificates of deposit totaled $50.7 million, or 77% of total deposits. Of such amount, approximately $28.7 million in certificates of deposit mature within one year. Based on past experience and Peoples Federal's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Peoples Federal at maturity. If there is a significant deviation from historical experience, Peoples Federal can utilize borrowings from the FHLB as an alternative to this source of funds.

         The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Peoples Federal at the dates indicated:

                                                                                At September 30,
                                                                     1999                           1998
                                                                           Percent                          Percent
                                                                          of total                         of total
                                                          Amount          deposits         Amount          deposits
                                                                               (Dollars in thousands)
Transaction accounts:
 NOW accounts (1)                                        $ 2,064             3.11%        $ 1,824              2.77%
 Money market accounts (2)                                 2,603             3.93           2,616              3.97
 Passbook savings accounts (3)                            10,869            16.40          10,433             15.86
                                                          ------           ------          ------            ------

  Total transaction accounts
                                                          15,536            23.44          14,873             22.60
Certificates of deposit:
   2.01 -  4.00%                                           1,268             1.91             126               .19
   4.01 -  6.00%                                          40,699            61.41          36,181             54.99
   6.01 -  8.00%                                           8,773            13.24          14,617             22.22
                                                          ------           ------          ------            ------

  Total certificates of deposit
                                                          50,740            76.56          50,924             77.40
                                                          ------           ------          ------            ------
  Total deposits                                         $66,276           100.00%        $65,797            100.00%
                                                          ======           ======          ======            ======

-----------------------------

(1) Peoples Federal's weighted average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. The weighted average rate on NOW accounts was 1.50% and 1.75% at September 30, 1999 and 1998, respectively.

(2) Peoples Federal's weighted average interest rate paid on money market accounts fluctuates with the general movement of interest rates. The weighted average rate on money market accounts was 2.19% at September 30, 1999 and 1998.

(3) Peoples Federal's weighted average rate on passbook savings accounts fluctuates with the general movement of interest rates. The weighted average rate on passbook accounts was 2.00% at September 30, 1999 and 1998.


         The following table shows rate and maturity information for Peoples Federal's certificates of deposit as of September 30, 1999:

                                                                              Amount  Due
                                                                 Over             Over
                                               Up to         1 year to         2 years to        Over
                                             one year         2 years           3 years         3 years         Total
                                             --------         -------           -------         -------         -----
                                                                           (In thousands)
  2.01 -   4.00%                              $ 1,262         $     6           $    -         $    -         $ 1,268
  4.01 -   6.00                                25,032          11,333            1,351          2,983          40,699
  Over  6.01                                    2,380           1,223            3,793          1,377           8,773
                                               ------          ------            -----          -----          ------

  Total certificates
    of deposit                                $28,674         $12,562           $5,144         $4,360         $50,740
                                               ======          ======            =====          =====          ======


         The  following   table   presents  the  amount  of  Peoples   Federal's
certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 1999:

  Maturity                                                             Amount
                                                               (In thousands)

  Three months or less                                                 $  465
  Over 3 months to 6 months                                               485
  Over 6 months to 12 months                                            1,807
  Over 12 months                                                        2,672
                                                                        -----
       Total                                                           $5,429
                                                                        =====


         The following table sets forth Peoples Federal's deposit account balance activity for the periods indicated:


                                                    Year ended September 30,
                                                    1999                  1998
                                                     (Dollars in thousands)
   Beginning balance                             $65,797               $65,660

   Deposits                                       56,363                53,991
   Withdrawals                                   (58,380)              (56,220)
                                                  ------                ------
   Net decreases before interest credited         (2,017)               (2,229)
   Interest credited                               2,496                 2,366
                                                 -------               -------
  Ending balance
                                                 $66,276               $65,797
                                                  ======                ======
    Net increase
                                                 $   479               $   137
                                                  ======                ======

   Percent increase                                  .73%                  .21%
                                                     ===                   ===


         Borrowings. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, Peoples Federal is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At September 30, 1999, Peoples Federal was in compliance with the QTL Test.

         The following table sets forth certain information as to PFC's borrowings at the dates indicated:

                                                          At September 30,
                                                      1999                1998
                                                      (Dollars in thousands)
FHLB advances                                      $11,000               $4,000
Weighted average interest rate of FHLB
  advances                                             5.45%              5.74%


         The following table sets forth the maximum balance, the average balance and the weighted average interest rate of PFC's borrowings:

                                                    Year ended September 30,
                                                  1999                 1998
                                                   (Dollars in thousands)
Maximum balance                                 $12,000               $4,000
Average balance                                   6,917                1,583
Weighted average interest rate                     4.94%               5.29%


         PFC obtained an unsecured 90-day loan from a bank in the amount of $3.0 million, with an interest rate of 8.5%, in September 1997 in conjunction with its special distribution to shareholders. This loan was repaid in October 1997.

Yields Earned and Rates Paid

         The spread between the average interest rate on interest-earning assets and the average interest rate on interest-bearing liabilities decreased to 2.43% for the year ended September 30, 1999, from 2.53% for the year ended September 30, 1998. The spread for the year ended September 30, 1998, increased from 2.52% for the year ended September 30, 1997.

         The yield on interest-earning assets decreased to 7.19% for the year ended September 30, 1999, from 7.48% for the year ended September 30, 1998, as the average rates on loans receivable, investments and mortgage-backed securities declined. The cost of funds to Peoples Federal decreased to 4.76% for the year ended September 30, 1999, from 4.95% for the year ended September 30, 1998, due to lower rates on certificates of deposit, partially offset by increased average balances on certificates of deposit and FHLB advances.

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

                                                                                       At September 30,
                                                                                 1999                  1998
Weighted average yield on loan portfolio                                         7.47%                 7.73%
Weighted average yield on mortgage-backed and related securities                 6.44                  6.79
Weighted average yield on investment securities                                  4.71                  4.46
Weighted average yield on interest-bearing deposits                              4.29                  4.44
Weighted average yield on all interest-earning assets                            7.14                  7.34
Weighted average yield on deposits                                               4.78                  5.07
Weighted average yield on borrowings                                             5.45                  5.69
Weighted average yield paid on all interest-bearing liabilities                  4.88                  5.11
                                                                                 ----                  ----
Interest rate spread (spread between weighted average interest rate
  on all interest-bearing assets and all interest-bearing liabilities)           2.26%                 2.23%
                                                                                 ====                  ====


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

Personnel

         As of September 30, 1999, Peoples Federal had 19 full-time employees and 3 part-time employees.


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

         On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act makes sweeping changes in the financial services in which various types of financial institutions may engage. The Glass-Steagall Act, which had generally prevented banks from affiliating with securities and insurance firms, was repealed. A new "financial holding company," which owns only well capitalized and well managed depository institutions, will be permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities.

         The GLB Act permits unitary savings and loan holding companies in existence on May 4, 1999, including PFC, to continue to engage in all activities that they were permitted to engage in prior to the enactment of the Act. Such activities are essentially unlimited, provided that the thrift subsidiary remains a qualified thrift lender. Any thrift holding company formed after May 4, 1999, will be subject to the same restrictions as a multiple thrift holding company. In addition, a unitary thrift holding company in existence on May 4, 1999, may be sold only to a financial holding company engaged in activities permissible for multiple savings and loan holding companies.

         The GLB Act is not expected to have a material effect on the activities in which PFC and Peoples Federal currently engage, except to the extent that competition with other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

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

         "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain core capital of at least 4% of their total assets except for associations with the highest examination rating and acceptable levels of risk.

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as adjusted core capital plus certain additional items of capital, which in the case of Peoples Federal includes a general loan loss allowance of $213,000 at September 30, 1999.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement. Pursuant to the interest rate risk component, a savings association will have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of such excess exposure from its total capital when determining its risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio in excess of 12% is not be subject to the interest rate risk component.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Peoples Federal's capital at September 30, 1999, met the standards for the highest category, a "well-capitalized" institution.

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

         Liquidity. OTS regulations require that a savings association maintain a minimum daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations). During fiscal 1999, certain maturity requirements were removed, which, in Peoples Federal's case, resulted in a greater eligible liquidity amount and percentage at September 30, 1999, than at prior year ends. At September 30, 1999, such minimum requirement was an amount equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet the liquidity requirement. The eligible liquidity of Peoples Federal at September 30, 1999, was approximately $13.3 million, or 17.2%.

         Qualified Thrift Lender Test. Savings associations are required to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under such test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. A savings association may also qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At September 30, 1999, Peoples Federal met the QTL test.

         Lending Limit. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to the lending limit. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying the limit on loans to one borrower, the regulations require that loans to certain related borrowers be aggregated. At September 30, 1999, Peoples Federal was in compliance with this lending limit.

         Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Peoples Federal was in compliance with such restrictions at September 30, 1999.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. PFC is an affiliate of Peoples Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Peoples Federal was in compliance with these requirements and restrictions at September 30, 1999.

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

         An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (1) if the proposed distribution would cause total distributions for that calendar year to exceed net income for that year to date plus the savings association's retained net income for the preceding two years; (2) if the savings association will not be at least adequately capitalized following the capital distribution; (3) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice; or (4) if the savings association has not received certain favorable examination ratings from the OTS. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

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

         As a unitary savings and loan holding company, PFC generally has no restrictions on its activities. The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of PFC and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 1999, Peoples Federal met both those tests.

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

         Federal Regulation of Acquisitions of Control of PFC and Peoples Federal. Federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Peoples Federal or PFC without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company.

         In addition, any merger of Peoples Federal must be approved by the OTS. Further, any merger of PFC in which PFC is not the resulting company must also be approved by the OTS.

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

Federal Reserve Requirements

         Effective December 1, 1998, FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $44.3 million (subject to an exemption of up to $5.0 million), and of 10% of net transaction accounts in excess of $44.3 million. At September 30, 1999, Peoples Federal was in compliance with the reserve requirements then in effect and also with the new requirements.

Federal Home Loan Banks

         The Federal Home Loan Banks provide credit to their members in the form of advances. Peoples Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Peoples Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Peoples Federal was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $924,000 at September 30, 1999.

         FHLB advances to member institutions who meet the QTL Test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At September 30, 1999, Peoples Federal's maximum limit on advances was approximately $18.5 million. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

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


                                    TAXATION

Federal Taxation

         PFC and Peoples Federal are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, PFC and Peoples Federal may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on
"alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration. PFC's average gross receipts for the three tax years ending on September 30, 1999 is $191,000, and, as a result, PFC does qualify as a small corporation exempt from the alternative minimum tax. Peoples Federal's average gross receipts for the three tax years ending on September 30, 1999, is $6.5 million, and, as a result, Peoples Federal does not qualify as a small corporation exempt from the alternative minimum tax.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as Peoples Federal, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or one of two reserve methods of Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years prior to 1996, Peoples Federal generally used the percentage of taxable income method.

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

         A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like Peoples Federal, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

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

         The balance of the pre-1988  reserves is subject to the  provisions  of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Peoples Federal to PFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Peoples Federal for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 1999, the pre-1988 reserves of Peoples Federal for tax purposes totaled approximately $1.8 million. Peoples Federal believes it had approximately $3.6 million of accumulated earnings and profits for tax purposes as of September 30, 1999, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether
Peoples Federal will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Peoples Federal have been audited or closed without audit through fiscal year 1995. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Peoples Federal.

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

         Peoples Federal is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which was imposed annually at a rate of 1.5% (for years prior to 1999) of the taxable book net worth of Peoples Federal determined in accordance with generally accepted accounting principles. For tax year 1999, however, the franchise tax on financial institutions is computed as 1.4% of the taxable book net worth and for tax year 2000 and years thereafter the tax will be 1.3% of the taxable book net worth. As a "financial institution," Peoples Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio.


Item 2.       Description of Property

         The following table sets forth certain information at September 30, 1999, regarding the properties on which the main office, the branch office and the lending office of Peoples Federal are located:


                                            Owned           Date       Square               Net
Location                                or leased       acquired      footage      book value(1)              Deposits
Main Office:

211 Lincoln Way East
Massillon, Ohio  44646                      Owned           1958        7,200          $647,000              $50.3 million

Branch Office:

2312 Lincoln Way N.W.
Massillon, Ohio  44647                      Owned           1978        1,400          $421,000              $16.0 million

Lending Office:

4344 Metro Circle, N.W.
North Canton, Ohio 44720                 Leased(2)           N/A           -                 -                    N/A


-----------------------------

(1) At September 30, 1999, Peoples Federal's office premises and equipment had a total net book value of $1.4 million. For additional information regarding Peoples Federal's office premises and equipment, see Notes A and E of Notes to Consolidated Financial Statements.

(2) The lease is for a term of three years, expiring in 2002, with a three-year renewal option.

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


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

         There were 1,265,108 common shares of PFC outstanding on December 3, 1999, held of record by approximately 340 shareholders. Price information with respect to PFC's common shares is quoted on The Nasdaq SmallCap Market ("Nasdaq") under the symbol "PFFC." The high and low bids for the common shares of PFC, as quoted by Nasdaq, and dividends declared per common share for fiscal years ending September 30, 1998 and September 30, 1999, are set forth below. Such amounts do not include retail markups, markdowns or commissions.

                              09/99      06/99      03/99      12/98       09/98       06/98        03/98       12/97
Dividends Declared           $ 0.160     $ 0.160   $ 0.150    $ 0.150     $ 0.150     $ 0.150      $ 0.125     $ 0.125
High Bid During Quarter       10.000      10.125    10.875     12.000      13.063      16.375       20.000      15.250
Low Bid During Quarter         9.438       8.750     8.000      9.500      10.313      12.625       14.000      12.500

---------------------------


         The income of PFC consists of dividends which may periodically be declared and paid by the Board of Directors of Peoples Federal on the common shares of Peoples Federal held by PFC and earnings on deposits in FHLB, from the net proceeds retained by PFC from the sale of PFC's common shares in connection with the Conversion. In addition to certain federal income tax considerations, OTS regulations impose limitations on the payment of dividends and other capital distributions by savings associations.

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

         An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (1) if the proposed distribution would cause total distributions for that calendar year to exceed net income for that year to date plus the savings association's retained net income for the preceding two years; (2) if the savings association will not be at least adequately capitalized following the capital distribution; (3) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice; or (4) if the savings association has not received certain favorable examination ratings from the OTS. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

Item 6.       Management's Discussion and Analysis or Plan of Operation

         The information required herein is incorporated by reference from PFC's 1999 Annual Report to Shareholders ("Annual Report"), the Managements Discussion and Analysis of which is included in Exhibit 13 as attached hereto.

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The information contained in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of PFC (the "Proxy Statement"), which is included as Exhibit 99.1 hereto, under the caption "PROPOSAL ONE - ELECTION OF DIRECTORS" is incorporated herein by reference.

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

                    13              Portions of 1999 Annual Report to Shareholders

                    21              Subsidiaries of Peoples Financial Corporation (incorporated by reference)

                    23              Consent of Grant Thornton LLP

                    27              Financial Data Schedule

                    99.1            Proxy Statement for 2000 Annual Meeting of Shareholders (incorporated by reference)

                    99.2            Safe Harbor Under the Private Securities Litigation Reform Act of 1995

              (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PEOPLES FINANCIAL CORPORATION


                                         By/s/Paul von Gunten
                                         Paul von Gunten
Date  December 28, 1999                  President
                                         (Principal Executive Officer)

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


Date  December 28, 1999                 Date  December 28, 1999



By /s/ Victor C. Baker                  By /s/ James P. Bordner
    Victor C. Baker                        James P. Bordner
    Director                               Director


Date  December 28, 1999                 Date  December 28, 1999



By /s/ Alan C. Edie                     By /s/ Thomas E. Shelt
    Alan C. Edie                           Vincent G. Matecheck
    Director                               Secretary and Director



Date  December 28, 1999                 Date  December 28, 1999



By /s/ Thomas E. Shelt                  By /s/ Vince E. Stephan
    Thomas E. Shelt                        Vince E. Stephan
    Director                               Chairman of the Board of Directors


Date  December 28, 1999                 Date  December 28, 1999

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER        DESCRIPTION
3.1           Articles of Incorporation of Peoples Financial           Incorporated by reference to Pre-Effective
              Corporation                                              Amendment No. 1 to the Registration Statement
                                                                       on Form S-1 of the Registrant (No. 333-2690)
                                                                       filed with the Securities and Exchange
                                                                       Commission (the "SEC") on June 28, 1996 (the
                                                                       "S-1"), Exhibit 3.1.

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

10.2          Employment Agreement with Ms. Fowler                     Incorporated by reference to Exhibit 10.2 to the
                                                                       1996 10-KSB.

10.3          Employment Agreement with Mr. Rinehart                   Incorporated by reference to Exhibit 10.3 to the
                                                                       1996 10-KSB.

10.4          Employment Agreement with Ms. Wagner                     Incorporated by reference to Exhibit 10.4 to the
                                                                       1996 10-KSB.

10.5          Peoples Financial Corporation 1997 Stock Option          Incorporated by reference to Exhibit A to the
              and Incentive Plan                                       definitive Proxy Statement filed with the SEC on
                                                                       February 6, 1997.

10.6          Peoples Financial Corporation Recognition and            Incorporated by reference to Exhibit B to the
              Retention Plan and Trust Agreement                       definitive Proxy Statement filed with the SEC on
                                                                       February 6, 1997.

13            Portions of 1999 Annual Report to Shareholders

21            Subsidiaries of Peoples Financial Corporation            Incorporated by reference to Exhibit 21 to the
                                                                       1996 10-KSB.
23            Consent of Grant Thornton LLP

27            Financial Data Schedule

99.1          Proxy Statement for the 2000 Annual Meeting of           Incorporated by reference to definitive Proxy
              Shareholders.                                            Statement to be filed separately.

99.2          Safe Harbor Under the Private Securities Litigation
              Reform Act of 1995