Form 10QSB
period 1999-12-31
PEOPLES FINANCIAL CORP \OH\
filed 2000-02-11
CIK 1011221

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1999
                               --------------------------------------

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

Yes    X                                                               No

As of February 9, 2000, the latest practicable date, 1,265,108 shares of the registrant's common stock, without par value, were issued and outstanding.









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










                               Page 2 of 16 pages

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)

                                                                                 December 31,             September 30,
         ASSETS                                                                          1999                      1999
Cash and due from banks                                                               $ 1,387                  $    157
Interest-bearing deposits in other financial institutions                               1,309                     2,463
                                                                                       ------                    ------

         Cash and cash equivalents                                                      2,696                     2,620

Investment securities designated as available for sale -
  at market                                                                               969                     1,150
Investment securities held to maturity - at cost, approximate market value of $989 and $2,000 as of December 31, 1999
  and September 30, 1999                                                                  945                     1,956
Mortgage-backed and related securities designated
  as available for sale - at market                                                     6,869                     7,394
Mortgage-backed and related securities held to maturity - at amortized cost, approximate market value of $3,288 and
  $3,152 as of December 31, 1999 and September 30, 1999                                 3,091                     3,218
Loans receivable - net                                                                 75,475                    73,084
Office premises and equipment - at depreciated cost                                     1,363                     1,389
Stock in Federal Home Loan Bank - at cost                                                 940                       924
Accrued interest receivable                                                               253                       311
Prepaid federal income taxes                                                              151                       230
Prepaid expenses and other assets                                                          54                       161
                                                                                       ------                    ------

         Total assets                                                                 $92,806                   $92,437
                                                                                       ======                    ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                              $68,540                   $66,276
Advances from the Federal Home Loan Bank                                               13,000                    11,000
Other liabilities                                                                         428                       285
Deferred federal income taxes                                                             604                       675
                                                                                       ------                    ------

         Total liabilities                                                             82,572                    78,236

Shareholders' equity
  Preferred stock - authorized, 1,000,000 shares without par
    value; no shares issued                                                                 -                         -
  Common stock - authorized 6,000,000 shares without par
    or stated value; 1,491,012 shares issued                                                -                         -
  Additional paid-in capital                                                            7,360                     7,360
  Retained earnings - restricted                                                        6,044                     9,874
  Accumulated comprehensive income, unrealized gains
    on securities designated as available
    for sale, net of related tax effects                                                  592                       729
  Shares acquired by stock benefit plans                                                 (625)                     (625)
  Less 225,904 treasury shares, at cost                                                (3,137)                   (3,137)
                                                                                      -------                    ------

         Total shareholders' equity                                                    10,234                    14,201
                                                                                       ------                    ------

         Total liabilities and shareholders' equity                                   $92,806                   $92,437
                                                                                       ======                    ======




                               Page 3 of 16 pages

                       CONSOLIDATED STATEMENTS OF EARNINGS

                          PEOPLES FINANCIAL CORPORATION

                     For the three months ended December 31,
                        (In thousands, except share data)


                                                                                               1999                1998
Interest income
  Loans                                                                                      $1,395              $1,265
  Mortgage-backed and related securities                                                        166                 203
  Investment securities                                                                          42                  48
  Interest-bearing deposits and other                                                            50                  29
                                                                                              -----               -----
         Total interest income                                                                1,653               1,545

Interest expense
  Deposits                                                                                      791                 807
  Borrowings                                                                                    186                  56
                                                                                              -----               -----
         Total interest expense                                                                 977                 863
                                                                                              -----               -----

         Net interest income                                                                    676                 682

Provision for losses on loans                                                                     3                   3
                                                                                              -----               -----

         Net interest income after provision for
           losses on loans                                                                      673                 679
Other income
  Gain on sale of investment securities
    designated as available for sale                                                             68                 228
  Other operating                                                                                14                  12
                                                                                              -----               -----
         Total other income                                                                      82                 240

General, administrative and other expense
  Employee compensation and benefits                                                            263                 293
  Occupancy and equipment                                                                        69                  68
  Franchise taxes                                                                                48                  56
  Federal deposit insurance premiums                                                             10                  10
  Data processing                                                                                28                  29
  Advertising                                                                                     7                  10
  Other operating                                                                                83                  80
                                                                                             ------               -----
         Total general, administrative and other expense                                        508                 546
                                                                                             ------               -----

         Earnings before income taxes                                                           247                 373

Federal income taxes
  Current                                                                                        80                 129
  Deferred                                                                                        -                   -
                                                                                              -----               -----
         Total federal income taxes                                                              80                 129
                                                                                              -----               -----

         NET EARNINGS                                                                        $  167              $  244
                                                                                              =====               =====

         EARNINGS PER SHARE
           Basic                                                                               $.13                $.19
                                                                                                ===                 ===

           Diluted                                                                             $.13                $.19
                                                                                                ===                 ===




                               Page 4 of 16 pages


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                          PEOPLES FINANCIAL CORPORATION

                     For the three months ended December 31,
                                 (In thousands)


                                                                                               1999                1998
Net earnings                                                                                   $167             $   244

Other comprehensive income, net of tax:
  Unrealized holding gains on securities during
    the period, net of tax of $47 and $117 in 1999 and
    1998, respectively                                                                          (92)                227

Reclassification adjustment for gains included in net
   Earnings, net of tax of $23 and $77 in 1999 and
     1998, respectively                                                                         (45)               (150)
                                                                                                ---               -----

Comprehensive income                                                                          $  30              $  321
                                                                                                ===               =====

Accumulated comprehensive income                                                               $592              $1,172
                                                                                                ===               =====










                            Page 5 of 16 pages


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          PEOPLES FINANCIAL CORPORATION

                     For the three months ended December 31,
                                 (In thousands)


                                                                                                 1999              1998
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                                 $   167           $   244
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation of premises and equipment                                                         27                28
    Amortization of premiums and discounts on investment securities
      and mortgage-backed securities, net                                                           4                 8
    Gain on sale of investment securities designated
       as available for sale                                                                      (68)             (228)
    Amortization of deferred loan fees                                                            (12)               (2)
    Provision for losses on loans                                                                   3                 3
    Recovery of loss on investments                                                                 -                 4
    Federal Home Loan Bank stock dividends                                                        (16)              (15)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                  58                14
      Prepaid expenses and other assets                                                           107                30
      Other liabilities                                                                           126               125
      Accrued interest payable                                                                     17                 -
      Prepaid federal income taxes                                                                 79              (311)
                                                                                               ------              -----

         Net cash provided by (used in) operating activities                                      492              (100)

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed and related securities                                  619              1,240
  Proceeds from sale of investment securities                                                      69                232
  Principal repayments and maturities of investment securities                                  1,012                 12
  Loan principal repayments                                                                     3,851              6,783
  Loan disbursements                                                                           (6,232)            (9,870)
  Purchase of office premises and equipment                                                         -                (35)
                                                                                               ------              -----
         Net cash used in investing activities                                                   (681)            (1,638)
                                                                                               ------              -----

         Net cash used in operating and investing
           activities (balance carried forward)                                                  (189)            (1,738)
                                                                                               ------              -----










                               Page 6 of 16 pages

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

                     For the three months ended December 31,
                                 (In thousands)


                                                                                                 1999              1998
         Net cash used in operating and
            investing activities (balance brought forward)                                  $    (189)          $(1,738)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              2,263               781
  Proceeds from Federal Home Loan Bank advances                                                18,000             5,000
  Repayment of Federal Home Loan Bank advances                                                (16,000)           (4,000)
  Purchase of treasury shares                                                                       -              (769)
  Cash dividends paid                                                                          (3,998)             (203)
                                                                                                -----             -----
         Net cash provided by financing activities                                                265               809
                                                                                                -----             -----

Net increase (decrease) in cash and cash equivalents                                               76              (929)

Cash and cash equivalents at beginning of period                                                2,620             2,421
                                                                                                -----             -----

Cash and cash equivalents at end of period                                                    $ 2,696            $1,492
                                                                                                =====             =====

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                      $     -            $  440
                                                                                                =====             =====

    Interest on deposits and borrowings                                                       $   960            $  863
                                                                                                =====             =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
   for sale, net of related tax effects                                                       $  (137)           $   77
                                                                                                =====             =====










                               Page 7 of 16 pages

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          PEOPLES FINANCIAL CORPORATION

          For the three month periods ended December 31, 1999 and 1998


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Financial Corporation included in the Annual Report on Form 10-KSB for the year ended September 30, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended December 31, 1999, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Peoples Financial Corporation ("PFC" or the "Corporation") and Peoples Federal Savings and Loan Association of Massillon ("Peoples Federal" or the "Association"). All significant intercompany items have been eliminated.

3.  Effects of Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

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







                               Page 8 of 16 pages

                          PEOPLES FINANCIAL CORPORATION

          For the three month periods ended December 31, 1999 and 1998


4.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding totaled 1,265,108 for the three-month period ended December 31, 1999. Weighted-average common shares outstanding, which gives effect to 32,516 unallocated ESOP shares, totaled 1,304,261 for the three-month period ended December 31, 1998. There were no unallocated ESOP shares during the three-month period ended December 31, 1999.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under PFC's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,265,108 for the three-month period ended December 31, 1999 and 1,304,261 for the three-month period ended December 31, 1998.

Options to purchase 116,617 and 125,661 shares of common stock at a weighted-average exercise price of $12.38 and $12.51 per share were outstanding at December 31, 1999 and 1998, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

5.  Reclassifications

Certain prior year amounts have been reclassified to conform to the 1999 consolidated financial statement presentation.










                             Page 9 of 16 pages

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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of allowance for losses on loans, legislative changes with respect to the federal thrift charter and the effect of certain recent accounting pronouncements.


                 Discussion of Financial Condition Changes from
                     September 30, 1999 to December 31, 1999

PFC's assets totaled $92.8 million as of December 31, 1999, an increase of $369,000, or .4%, over the September 30, 1999 total. The increase in assets was funded primarily by an increase in deposits of $2.3 million and an increase in advances from the Federal Home Loan Bank ("FHLB") of $2.0 million. These increases were offset by a decrease in shareholders' equity of $4.0 million, or 27.9%, caused mostly by payment of regular and special dividends totaling $4.0 million in November 1999. The increase in assets was comprised primarily of increases in loans receivable of $2.4 million, offset by net decreases to investment securities and mortgage-backed securities of $1.8 million.

Cash and cash equivalents totaled $2.7 million at December 31, 1999, an increase of $76,000, or 2.9%, over the total at September 30, 1999.

Investment securities totaled $1.9 million at December 31, 1999, a decrease of $1.2 million, or 38.4%, from the total at September 30, 1999. This decrease resulted primarily from a net decrease of $179,000 in unrealized gains and maturities of $1.0 million. Proceeds from maturities were primarily used to fund loan originations.

Mortgage-backed securities totaled $10.0 million at December 31, 1999, a decrease of $652,000, or 6.1%, from the total at September 30, 1999. This decrease resulted primarily from principal repayments of $619,000 and an increase in net unrealized losses of $29,000. Proceeds from principal repayments were primarily used to fund loan originations.











                               Page 10 of 16 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


                 Discussion of Financial Condition Changes from
               September 30, 1999 to December 31, 1999 (continued)

Net loans receivable totaled $75.5 million at December 31, 1999, an increase of $2.4 million, or 3.3%, over the September 30, 1999 total. The increase is attributable to Peoples Federal's continued focus on its marketing program to originate new fixed and adjustable-rate mortgage loans and home equity loans at the main office and the branch lending office, and disbursements on construction loans. The allowance for loan losses totaled $216,000 at December 31, 1999, an increase of $3,000 over the balance at September 30, 1999. The allowance represented .27% of total loans at December 31, 1999 and at September 30, 1999. Nonperforming loans totaled $237,000 at December 31, 1999 and $114,000 at September 30, 1999.

Deposits totaled $68.5 million at December 31, 1999, an increase of $2.3 million, or 3.4%, over the September 30, 1999 amount. During the three months ended December 31, 1999, certificates of deposit increased by $1.4 million, as Peoples Federal offered rates designed to maintain certificates and control interest cost. Passbook deposits and NOW accounts increased by $702,000 and $194,000 respectively, during the period. Money market demand accounts decreased by $63,000 during the period.

Advances from the FHLB totaled $13.0 million at December 31, 1999, an increase of $2.0 million, or 18.2%, over the September 30, 1999 amount, as PFC used advances primarily to fund payment of dividends. At December 31, 1999, variable rate advances, due in December 2000, totaled $10.5 million and fixed rate advances were comprised of $1.5 million maturing in April 2000 and $1.0 million maturing in June 2000.

Peoples Federal is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At December 31, 1999, the Association's regulatory capital was well in excess of such minimum capital requirements.


           Comparison of Operating Results for the Three-Month Periods
                        Ended December 31, 1999 and 1998

General

Net earnings for the three months ended December 31, 1999, totaled $167,000, compared to $244,000 for the same period in 1998, a decrease of $77,000, or 31.6%. The decline in earnings resulted primarily from decreases in net interest income of $6,000, or .9% and in the gain on sale of investment securities of $160,000, or 70.2%, which were partially offset by decreases in general, administrative and other expense of $38,000 and federal income taxes of $49,000.









                               Page 11 of 16 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


               Comparison of Operating Results for the Three Month
              Periods Ended December 31, 1999 and 1998 (continued)

Net Interest Income

Interest income on loans for the three months ended December 31, 1999, increased by $130,000, or 10.3%, over the 1998 period. This increase resulted primarily from an $8.5 million, or 12.8%, increase in the average net loan portfolio balance outstanding, partially offset by a decrease in weighted-average yield from 7.63% in the three months ended December 31, 1998 to 7.46% in the 1999 period. Interest income on mortgage-backed and related securities, investment securities and interest-bearing deposits decreased by $22,000, or 7.9%, from the 1998 period. This decrease resulted from a $2.3 million decrease in average portfolio balances outstanding, partly offset by an increase in weighted average yield from 6.04% in the 1998 quarter to 6.33% in the 1999 quarter.

Interest expense on deposits decreased by $16,000, or 2.0%, for the three months ended December 31, 1999, as compared to 1998. This decrease resulted from a decrease in the weighted-average cost of funds from 4.90% in 1998 to 4.63% in 1999, which was partially offset by a $2.2 million, or 3.3%, increase in average deposit balances outstanding. Interest expense on FHLB advances increased by $130,000, or 232.1% for the three months ended December 31, 1999, as compared to 1998. The 1999 average advances outstanding from the FHLB increased to $13.0 million from $4.7 million in 1998 and the weighted-average interest rate increased to 5.73% in 1999 from 4.81% in 1998.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $6,000, or .9%, for the three months ended December 31, 1999, compared to 1998. The interest rate spread increased to 2.45% for the three months ended December 31, 1999, as compared to 2.39% for the corresponding 1998 three-month period. The net interest margin decreased to 2.97% for the three months ended December 31, 1999, as compared to 3.20% for the comparable 1998 period.

Provision for Losses on Loans

It is the Association's policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). After considering the above guidelines, management decided to increase the allowance for losses on loans by $3,000 during both the three months ended December 31, 1999 and 1998. There can be no assurance that the allowance for losses on loans of Peoples Federal will be adequate to cover losses on nonperforming loans in the future.








                               Page 12 of 16 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


               Comparison of Operating Results for the Three Month
              Periods Ended December 31, 1999 and 1998 (continued)

Other Income

Other income totaled $82,000 for the three months ended December 31, 1999, a decrease of $158,000, or 65.8%, from the 1998 amount. The decrease was the result of selling fewer shares of FHLMC common stock during the three months ended December 31, 1999 than in the comparable 1998 period, partially offset by an increase of $2,000 in other operating income for 1999 over 1998. FHLMC common stock with a book value of $1,000 was sold in December 1999 for $69,000 resulting in a realized gain of $68,000, while FHLMC common stock with a book value of $4,000 was sold in November 1998 for $232,000 resulting in a realized gain of $228,000. Other operating income increased by $2,000 primarily due to increased ATM fee income. Also included in other operating income are safe deposit box rentals and late charges on loans.

General, Administrative and Other Expense

General, administrative and other expense decreased by $38,000, or 7.0%, for the three months ended December 31, 1999, compared to the same period in 1998. Employee compensation and benefits decreased by $30,000, or 10.2%, due primarily to termination of the ESOP in the final quarter of fiscal 1999, offset by an increase in directors' fees. Ohio franchise taxes for the three months ended December 31, 1999 decreased by $8,000, or 14.3% from 1998, due primarily to a decrease in tax rates year to year.

Federal Income Taxes

Federal income taxes are based on earnings before taxes for the three months ended December 31, 1999 and 1998. The decrease of $49,000, or 38.0%, in the provision for income taxes resulted primarily from the $126,000, or 33.8%, decrease in earnings before income taxes. The effective tax rate was 32.4% for the three months ended December 31, 1999 and 34.6% for the 1998 quarter.


Year 2000 Compliance Matters

As with most providers of financial services, Peoples Federal's operations are heavily dependent on information technology systems. During the three years leading up to January 1, 2000, Peoples Federal addressed the potential problems associated with the possibility that the computers that control or operate Peoples Federal's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognized the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.






                               Page 13 of 16 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


               Comparison of Operating Results for the Three Month
              Periods Ended December 31, 1999 and 1998 (continued)


Year 2000 Compliance Matters (continued)

PFC's primary data processing applications are handled by a third-party service bureau which advised PFC that it transferred to a fully year 2000-compliant processing system that was fully tested prior to June 30, 1999. Management has reviewed PFC's ancillary equipment and provided to appropriate remedial measures. Costs incurred to make Peoples Federal Year 2000 compliant, totaling approximately $40,000, had been charged to operations during the fiscal years ended September 30, 1999 and 1998.

Peoples Federal realized no technology-related problems upon arrival of January 1, 2000, and had no interruption of services to its customers.

PFC could incur losses if year 2000 issues adversely affect Peoples Federal's depositors or borrowers. Such problems could include delayed loan payments due to year 2000 problems affecting any significant borrowers or impairing the payroll systems of large employers in Peoples Federal's primary market area. Because Peoples Federal's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and Peoples Federal's primary market area is not significantly dependent upon one employer or industry, Peoples Federal does not expect, and to date has not realized, any significant or prolonged difficulties that will affect net earning or cash flow.










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

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On January 26, 2000, the Annual Meeting of PFC's Shareholders was held. The four directors nominated were elected to terms expiring in 2002 by the following votes:

         James P. Bordner     For:  1,103,893     Withheld:  40,863
         Alan C. Edie         For:  1,115,570     Withheld:  29,186
         Thomas E. Shelt      For:  1,099,812     Withheld:  44,944
         Vince E.  Stephan    For:  1,098,093     Withheld:  46,663

         One other matter was submitted to the shareholders, for which the following votes were cast.

         Ratification of the selection of Grant Thornton LLP as independent auditors of PFC for the year ending September 30, 2000.

         For:  1,135,692      Against:  4,170     Abstain:  4,894


ITEM 5.  Other Information

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

               27 Financial data schedule for the three months ended December 31, 1999.

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





Date:  February 10, 2000                      By:  /s/Paul von Gunten
                                                     Paul von Gunten
                                                     President and Chief
                                                     Executive Officer



Date:  February 10, 2000                      By:  /s/James R. Rinehart
                                                     James R. Rinehart
                                                     Treasurer









                             Page 16 of 16 Pages