Form 10QSB
period 2000-03-31
PEOPLES FINANCIAL CORP \OH\
filed 2000-05-12
CIK 1011221

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2000
                               ----------------------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File No. 0-28838

                          PEOPLES FINANCIAL CORPORATION
-----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Ohio                                                    34-182
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                   211 Lincoln Way East, Massillon, Ohio 44646
-----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (330) 832-7441
-----------------------------------------------------------------------------
                           (Issuer's telephone number)

-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [  ]           No [  ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 12, 2000 - 1,234,085 common shares

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No [X]


                               Page 1 of 18 pages

                                      INDEX

                          PEOPLES FINANCIAL CORPORATION

                                                                          Page
PART I  -   FINANCIAL INFORMATION

              Consolidated Statements of Financial Condition                 3
              Consolidated Statements of Earnings                            4
              Consolidated Statements of Comprehensive Income                5
              Consolidated Statements of Cash Flows                          6
              Notes to Consolidated Financial Statements                     8
              Management's Discussion and Analysis of
                Financial Condition and Results of Operations               10

PART II  -  OTHER INFORMATION                                               17

SIGNATURES                                                                  18





































                               Page 2 of 18 pages


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)

                                                                                    March 31,             September 30,
         ASSETS                                                                          2000                      1999
Cash and due from banks                                                               $   353                   $   157
Interest-bearing deposits in other financial institutions                               2,303                     2,463
                                                                                       ------                    ------

         Cash and cash equivalents                                                      2,656                     2,620

Investment securities designated as available for sale -
  at market                                                                               608                     1,150
Investment securities held to maturity - at cost, approximate market value of $989 and $2,000 as of March 31, 2000
  and September 30, 1999                                                                  945                     1,956
Mortgage-backed and related securities designated
  as available for sale - at market                                                     7,421                     7,394
Mortgage-backed and related securities held to maturity - at amortized cost, approximate market value of $2,995 and
  $3,152 as of March 31, 2000 and September 30, 1999                                    2,951                     3,218
Loans receivable - net                                                                 78,498                    73,084
Office premises and equipment - at depreciated cost                                     1,341                     1,389
Stock in Federal Home Loan Bank - at cost                                                 956                       924
Accrued interest receivable                                                               305                       311
Prepaid federal income taxes                                                              110                       230
Prepaid expenses and other assets                                                         161                       161
                                                                                       ------                    ------

         Total assets                                                                 $95,952                   $92,437
                                                                                       ======                    ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                              $69,868                   $66,276
Advances from the Federal Home Loan Bank                                               15,000                    11,000
Other liabilities                                                                         250                       285
Deferred federal income taxes                                                             477                       675
                                                                                       ------                    ------

         Total liabilities                                                             85,595                    78,236

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                                -                         -
  Common stock - authorized 6,000,000 shares without par
    or stated value; 1,491,012 shares issued                                               -                         -
  Additional paid-in capital                                                            7,360                     7,360
  Retained earnings - restricted                                                        6,038                     9,874
  Accumulated comprehensive income, unrealized gains
    on securities designated as available
    for sale, net of related tax effects                                                  337                       729
  Shares acquired by stock benefit plans                                                   -                       (625)
  Less 256,927 and 225,904 treasury shares, at cost                                    (3,378)                   (3,137)
                                                                                       ------                    ------

         Total shareholders' equity                                                    10,357                    14,201
                                                                                       ------                    ------

         Total liabilities and shareholders' equity                                   $95,952                   $92,437
                                                                                       ======                    ======




                               Page 3 of 18 pages


                       CONSOLIDATED STATEMENTS OF EARNINGS

                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)

                                                                          Six months ended            Three months ended
                                                                              March 31,                   March 31,
                                                                         2000         1999            2000         1999
Interest income
  Loans                                                                $2,860       $2,563          $1,465       $1,298
  Mortgage-backed and related securities                                  345          390             179          187
  Investment securities                                                    76           86              34           38
  Interest-bearing deposits and other                                      73           46              23           17
                                                                        -----        -----           -----        -----
         Total interest income                                          3,354        3,085           1,701        1,540

Interest expense
  Deposits                                                              1,606        1,598             815          791
  Borrowings                                                              395          120             209           64
                                                                        -----        -----           -----        -----
         Total interest expense                                         2,001        1,718           1,024          855
                                                                        -----        -----           -----        -----

         Net interest income                                            1,353        1,367             677          685

Provision for losses on loans                                               6            6               3            3
                                                                        -----        -----           -----        -----

         Net interest income after provision for
           losses on loans                                              1,347        1,361             674          682

Other income
  Gain on sale of investment securities
    designated as available for sale                                      387          351             319          123
  Other operating                                                          27           25              13           13
                                                                        -----        -----           -----        -----
         Total other income                                               414          376             332          136

General, administrative and other expense
  Employee compensation and benefits                                      811          581             548          288
  Occupancy and equipment                                                 128          131              59           63
  Franchise taxes                                                          92          106              44           50
  Federal deposit insurance premiums                                       14           20               4           10
  Data processing                                                          57           58              29           29
  Advertising                                                              26           18              19            8
  Other operating                                                         181          179              98           99
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                1,309        1,093             801          547
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                     452          644             205          271

Federal income taxes
  Current                                                                 139          236              65           96
  Deferred                                                                  6          (11)             -            -
                                                                        -----        -----           -----        -----
         Total federal income taxes                                       145          225              65           96
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  307       $  419          $  140       $  175
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.24         $.33            $.11         $.14
                                                                          ===          ===             ===          ===

           Diluted                                                       $.24         $.33            $.11         $.14
                                                                          ===          ===             ===          ===



                               Page 4 of 18 Pages


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                          PEOPLES FINANCIAL CORPORATION

                                 (In thousands)


                                                                      For the six months            For the three months
                                                                         ended March 31,               ended March 31,
                                                                     2000           1999            2000           1999
Net earnings                                                         $307           $419           $ 140           $175

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    during the period                                                (137)            95             (45)          (132)

Reclassification adjustment for realized gains
  included in earnings                                               (255)          (232)           (210)           (82)
                                                                      ---            ---            ----            ---

Comprehensive income (loss)                                          $(85)          $282           $(115)          $(39)
                                                                      ===            ===            ====            ===
































                               Page 5 of 18 Pages


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          PEOPLES FINANCIAL CORPORATION

                       For the six months ended March 31,
                                 (In thousands)


                                                                                                 2000              1999
Cash flows from operating activities:
  Net earnings for the period                                                                 $   307           $   419
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation of premises and equipment                                                         53                59
    Amortization of premiums and discounts on investment securities
      and mortgage-backed securities, net                                                           7                20
    Gain on sale of investment and mortgage-backed
       securities designated as available for sale                                               (387)             (351)
    Amortization expense of stock benefit plans                                                   384                 -
    Amortization of deferred loan fees - net                                                      (27)              (10)
    Provision for losses on loans                                                                   6                 6
    Recovery of loss on investments                                                                10                 4
    Federal Home Loan Bank stock dividends                                                        (33)              (15)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                   6               (21)
      Prepaid expenses and other assets                                                            -               (316)
      Other liabilities                                                                           (36)              118
      Federal income taxes:
        Current                                                                                   120              (329)
        Deferred                                                                                    6               (11)
                                                                                               ------             ------
         Net cash provided by (used in) operating activities                                      416              (427)

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed and related securities                                1,197              2,856
  Purchase of mortgage-backed and related securities designated
    as available for sale                                                                      (1,026)            (2,258)
  Proceeds from sale of investment securities                                                     395                357
  Principal repayments and maturities of investment securities                                  1,012              1,012
  Loan principal repayments                                                                     6,843             11,316
  Loan disbursements                                                                          (12,246)           (15,473)
  Purchase of office premises and equipment                                                        (4)               (36)
                                                                                               ------             ------
         Net cash used in investing activities                                                 (3,829)            (2,226)
                                                                                               ------             ------

         Net cash used in operating and investing activities
          (balance carried forward)                                                            (3,413)            (2,653)
                                                                                               ------             ------







                               Page 6 of 18 Pages


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

                       For the six months ended March 31,
                                 (In thousands)


                                                                                                 2000              1999
         Net cash used in operating and investing activities
           (balance brought forward)                                                          $(3,413)           $(2,653)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              3,592              1,175
  Proceeds from Federal Home Loan Bank advances                                                32,000              5,500
  Repayment of Federal Home Loan Bank advances                                                (28,000)            (4,000)
  Purchase of treasury shares                                                                      -                (769)
  Cash dividends paid on common stock                                                          (4,143)              (395)
                                                                                               ------             ------
         Net cash provided by financing activities                                              3,449              1,511
                                                                                               ------             ------

Net increase (decrease) in cash and cash equivalents                                               36             (1,142)

Cash and cash equivalents at beginning of period                                                2,620              2,421
                                                                                               ------             ------

Cash and cash equivalents at end of period                                                    $ 2,656            $ 1,279
                                                                                               ======             ======

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                      $    25            $   825
                                                                                               ======             ======

    Interest on deposits and borrowings                                                       $ 1,969            $ 1,717
                                                                                               ======             ======

Supplemental disclosure of noncash investing activities:
  Unrealized net losses on securities designated as
    available for sale, net of related tax effects                                            $  (392)           $  (137)
                                                                                               ======             ======


















                               Page 7 of 18 Pages

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          PEOPLES FINANCIAL CORPORATION

        For the six and three month periods ended March 31, 2000 and 1999


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Financial Corporation included in the Annual Report on Form 10-KSB for the year ended September 30, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six-and three month periods ended March 31, 2000, are not necessarily indicative of the results which may be expected for an entire fiscal year.

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






                               Page 8 of 18 pages

                          PEOPLES FINANCIAL CORPORATION

        For the six and three month periods ended March 31, 2000 and 1999


4.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding totaled 1,263,074 and 1,261,017 for the six and three-month periods ended March 31, 2000. The weighted-average common shares outstanding includes no unallocated shares due to the transfer of remaining unallocated ESOP shares to treasury stock prior to January 1, 2000. Weighted-average common shares outstanding, which gives effect to 32,516 unallocated ESOP shares, totaled 1,278,213 and 1,251,585 for the six and three-month periods ended March 31, 1999.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under PFC's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share were the same as those for basic earnings per share for all periods presented.

Options to purchase 116,617 shares of common stock at a weighted-average exercise price of $12.38 per share were outstanding at March 31, 2000, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

5.  Deferred Compensation Plan

In March, 2000 a Deferred Compensation Plan was established to replace the Recognition and Retention Plan (RRP) which was terminated as of the same date. Certain assets of the RRP Trust were returned to PFC and an expense provision of $274,000 was recorded upon termination to recognize total vested benefits to participants of $363,000. The estimated annual expense of the Deferred Compensation Plan is approximately $15,000.

6.  Reclassifications

Certain prior year amounts have been reclassified to conform to the 2000 consolidated financial statement presentation.













                               Page 9 of 18 pages

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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of allowance for losses on loans and the effect of certain recent accounting pronouncements.


Discussion of Financial Condition Changes from September 30, 1999 to March 31, 2000

PFC's assets totaled $96.0 million as of March 31, 2000, an increase of $3.5 million, or 3.8%, over the September 30, 1999 total. The increase in assets was funded primarily by an increase in deposits of $3.6 million and an increase in advances from the Federal Home Loan Bank ("FHLB") of $4.0 million. These increases were offset by a decrease in shareholders' equity of $3.8 million, or 27.1%, caused mostly by payment of a special dividend in November 1999 and regular dividends in November 1999 and February 2000 for a total of $4.1 million. The increase in assets was comprised primarily of increases in loans receivable of $5.4 million, offset by net decreases in investment securities and mortgage-backed securities of $1.8 million.

Cash and cash equivalents totaled $2.7 million at March 31, 2000, an increase of $36,000, or 1.4%, over the total at September 30, 1999.

Investment securities totaled $1.6 million at March 31, 2000, a decrease of $1.6 million, or 50.0%, from the total at September 30, 1999. This decrease resulted primarily from a net decrease of $534,000 in unrealized gains and maturities of $1.0 million. Proceeds from maturities were primarily used to fund loan originations.

Mortgage-backed securities totaled $10.4 million at March 31, 2000, a decrease of $240,000, or 2.3%, from the total at September 30, 1999. This decrease resulted primarily from principal repayments of $1.2 million and an increase in net unrealized losses of $61,000, offset by purchases totaling $1.0 million. Proceeds from principal repayments were primarily used to purchase mortgage-backed securities and fund loan originations.









                               Page 10 of 18 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


Discussion of Financial Condition Changes from September 30, 1999 to March 31, 2000 (continued)

Net loans receivable totaled $78.5 million at March 31, 2000, an increase of $5.4 million, or 7.4%, over the September 30, 1999 total. The increase is attributable to Peoples Federal's continued focus on its marketing program to originate new fixed and adjustable-rate mortgage loans and home equity loans at the main office and the branch lending office, and disbursements on construction loans. The allowance for loan losses totaled $229,000 at March 31, 2000, an increase of $16,000, including $10,000 from loss recoveries, over the balance at September 30, 1999. The allowance represented .27% of total loans at both March 31, 2000 and September 30, 1999. Nonperforming loans totaled $36,000 at March 31, 2000 and $114,000 at September 30, 1999.

Deposits totaled $69.9 million at March 31, 2000, an increase of $3.6 million, or 5.4%, over the September 30, 1999 amount. During the six months ended March 31, 2000, certificates of deposit increased by $3.0 million, as Peoples Federal offered rates designed to maintain certificates and control interest cost. Passbook deposits and NOW accounts increased by $344,000 and $371,000 respectively, during the period. Money market demand accounts decreased by $74,000 during the period.

Advances from the FHLB totaled $15.0 million at March 31, 2000, an increase of $4.0 million, or 36.4%, over the September 30, 1999 amount, as PFC used advances primarily to fund payment of dividends. At March 31, 2000, variable rate advances were comprised of $5.5 million maturing in December 2000 and $3.0 million maturing in March 2001. At March 31, 2000, fixed rate advances were comprised of $3.5 million maturing in April 2000 and $1.0 million maturing in each of May, June and July 2000.

Peoples Federal is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At March 31, 2000, the Association's regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Six-Month Periods Ended March 31, 2000 and 1999

General

Net earnings for the six months ended March 31, 2000, totaled $307,000, compared to $419,000 for the same period in 1999, a decrease of $112,000, or 26.7%. The decline in earnings resulted primarily from a decrease in net interest income of $14,000, or 1.0%, and an increase in general, administrative and other expense of $216,000, or 19.8%, which were partially offset by an increase in gain on sale of investment securities of $36,000, or 10.3%, and a decrease in federal income taxes of $80,000, or 35.6%.








                               Page 11 of 18 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


Comparison of Operating Results for the Six-Month Periods Ended March 31, 2000 and 1999 (continued)

Net Interest Income

Interest income on loans for the six months ended March 31, 2000, increased by $297,000, or 11.6%, over the 1999 period. This increase resulted primarily from a $9.0 million, or 13.5%, increase in the average net loan portfolio balance outstanding, partially offset by a decrease in weighted-average yield from 7.64% for the six months ended March 31, 1999 to 7.51% in the 2000 period. Interest income on mortgage-backed and related securities, investment securities and interest-bearing deposits decreased by $28,000, or 5.4%, from the 1999 period. This decrease resulted from a $2.3 million decrease in average portfolio balances outstanding, partly offset by an increase in weighted average yield from 5.80% in the 1999 period to 6.29% in the 2000 period.

Interest expense on deposits increased by $8,000, or .5%, for the six months ended March 31, 2000, as compared to 1999. This increase resulted primarily from a $2.4 million increase in average deposit balances outstanding, partially offset by a decrease in weighted-average interest rate from 4.81% for the six months ended March 31, 1999 to 4.67% in the comparable 2000 period. Interest expense on FHLB advances increased by $275,000, or 229.2% for the six months ended March 31, 2000, as compared to 1999. The fiscal 2000 average advances outstanding from the FHLB increased to $13.7 million from $5.0 million in fiscal 1999, and the weighted-average interest rate increased to 5.78% in fiscal 2000 from 4.79% in fiscal 1999.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $14,000, or 1.0%, for the six months ended March 31, 2000, compared to 1999. The interest rate spread increased to 2.45% for the six months ended March 31, 2000, as compared to 2.44% for the corresponding 1999 six-month period. The net interest margin decreased to 2.95% for the six months ended March 31, 2000, as compared to 3.21% for the comparable 1999 period.

Provision for Losses on Loans

It is the Association's policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). After considering the above guidelines, management decided to increase the allowance for losses on loans by $6,000 during both the six months ended March 31, 2000 and 1999. There can be no assurance that the allowance for losses on loans of Peoples Federal will be adequate to cover losses on nonperforming loans in the future.







                               Page 12 of 18 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


Comparison of Operating Results for the Six-Month Periods Ended March 31, 2000 and 1999 (continued)

Other Income

Other income totaled $414,000 for the six months ended March 31, 2000, an increase of $38,000, or 10.1%, over the comparable period in 1999. The increase was the result of selling a greater number of shares of FHLMC common stock during the six months ended March 31, 2000 than in the comparable 1999 period, and an increase of $2,000 in other operating income for fiscal 2000 over 1999. FHLMC common stock with a book value of $8,000 was sold during the six months ended March 31, 2000 for a total of $395,000 resulting in a realized gains of $387,000, while FHLMC common stock with a book value of $6,000 was sold during the six months ended March 31, 1999 for a total of $357,000 resulting in a realized gain of $351,000. Other operating income increased by $2,000, primarily due to increased ATM fee income. Also included in other operating income are safe deposit box rentals and late charges on loans.

General, Administrative and Other Expense

General, administrative and other expense increased by $216,000, or 19.8%, for the six months ended March 31, 2000, compared to the same period in 1999. Employee compensation and benefits increased by $230,000, or 39.6%. Significant increases in employee compensation and benefits were due to the establishment of the Deferred Compensation Plan, hiring of new employees, normal wage increases and resumption of contributions to the 401(k) plan. Establishment of the Deferred Compensation Plan is the final action needed to close PFC's employees stock benefit plans and eliminate the related cost. As a result of terminating the ESOP, employee compensation and benefits decreased by $78,000 from 1999 to 2000. Annual expense related to 401(k) contributions is expected to approximate $40,000. Advertising increased by $8,000, or 44.4%, primarily due to increased local media advertising of loan and deposit rates. Ohio franchise taxes for the six months ended March 31, 2000 decreased by $14,000, or 13.2%, due primarily to a decrease in tax rates year to year. Federal deposit insurance premiums for the six month period decreased $6,000, or 30.0%, due to lower assessment rates beginning January 1, 2000.

Federal Income Taxes

Federal income taxes are based on earnings before taxes for the six month periods ended March 31, 2000 and 1999. The decrease of $80,000, or 35.6%, in the provision for income taxes resulted primarily from the $192,000, or 29.8%, decrease in earnings before income taxes. The effective tax rate was 32.1% for the six months ended March 31, 2000 and 34.9% for the fiscal 1999 period.


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2000 and 1999

General

Net earnings for the three months ended March 31, 2000, totaled $140,000, compared to $175,000 for the same period in 1999, a decrease of $35,000, or 20.0%. The decline in earnings resulted primarily from a decrease in net interest income of $8,000 and an increase in general, administrative and other expense of $254,000, or 46.4%, which were partially offset by an increase in gain on sale of investment securities of $196,000, or 159.3% and a decrease in federal income taxes of $31,000, or 32.3%.


                               Page 13 of 18 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2000 and 1999 (continued)

Net Interest Income

Interest income on loans for the three months ended March 31, 2000, increased by $167,000, or 12.9%, over the 1999 period. This increase resulted primarily from a $9.6 million, or 14.2%, increase in the average net loan portfolio balance outstanding, partially offset by a decrease in weighted-average yield from 7.64% in the three months ended March 31, 1999 to 7.55% in the 2000 period. Interest income on mortgage-backed and related securities, investment securities and interest-bearing deposits decreased by $6,000, or 2.5%, from the 1999 period. This decrease resulted from a $2.4 million decrease in average portfolio balances outstanding, partly offset by an increase in weighted average yield from 5.54% in the 1999 quarter to 6.24% in the 2000 quarter.

Interest expense on deposits increased by $24,000, or 3.0%, for the three months ended March 31, 2000, as compared to 1999. This increase resulted from an increase of $2.6 million, or 3.9%, in average deposit balances outstanding, partially offset by a decrease in weighted-average cost of funds from 4.74% in 1999 to 4.70% in 2000. Interest expense on FHLB advances increased by $145,000, or 226.6% for the three months ended March 31, 2000, as compared to 1999. The 2000 average advances outstanding from the FHLB increased to $14.3 million from $5.3 million in 1999 and the weighted-average interest rate increased to 5.84% in 2000 from 4.78% in 1999.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $8,000, or 1.2%, for the three months ended March 31, 2000, compared to 1999. The interest rate spread decreased to 2.44% for the three months ended March 31, 2000, as compared to 2.47% for the corresponding 1999 three-month period. The net interest margin decreased to 2.92% for the three months ended March 31, 2000, as compared to 3.21% for the comparable 1999 period.

Provision for Losses on Loans

It is the Association's policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). After considering the above guidelines, management decided to increase the allowance for losses on loans by $3,000 during both the three months ended March 31, 2000 and 1999. There can be no assurance that the allowance for losses on loans of Peoples Federal will be adequate to cover losses on nonperforming loans in the future.








                               Page 14 of 18 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2000 and 1999 (continued)

Other Income

Other income totaled $332,000 for the three months ended March 31, 2000, an increase of $196,000, or 144.1%, over the 1999 amount. The increase was the result of selling a greater number of shares of FHLMC common stock during the three months ended March 31, 2000 than in the comparable 1999 period. FHLMC common stock with a book value of $7,000 was sold in March 2000 for $326,000 resulting in a realized gain of $319,000, while FHLMC common stock with a book value of $2,000 was sold in March 1999 for $125,000 resulting in a realized gain of $123,000. Other operating income amounted to $13,000 for both three month periods and includes ATM, NOW, home equity line of credit and other fee income, safe deposit box rentals and late charges on loans.

General, Administrative and Other Expense

General, administrative and other expense increased by $254,000, or 46.4%, for the three months ended March 31, 2000, compared to the same period in 1999. Employee compensation and benefits increased by $260,000, or 90.3%. Significant increases in employee compensation and benefits were due to the establishment of the Deferred Compensation Plan, hiring of new employees, normal wage increases and resumption of contributions to the 401(k) plan. Significant decreases in employee compensation and benefits were due to termination of the ESOP and RRP. Advertising increased by $11,000, or 137.5%, primarily due to increased local media advertising of loan and deposit rates. Ohio franchise taxes for the three months ended March 31, 2000 decreased by $6,000, or 12.0%, due primarily to a decrease in tax rates year to year. Federal deposit insurance premiums for the three month period decreased $6,000, or 60.0%, due to lower assessment rates beginning January 1, 2000.

Federal Income Taxes

Federal income taxes are based on earnings before taxes for the three months ended March 31, 2000 and 1999. The decrease of $31,000, or 32.3%, in the provision for income taxes resulted primarily from the $66,000, or 24.4%, decrease in earnings before income taxes. The effective tax rate was 31.7% for the three months ended March 31, 2000 and 35.4% for the 1999 quarter.


Year 2000 Compliance Matters

As with most providers of financial services, Peoples Federal's operations are heavily dependent on information technology systems. During the three years leading up to January 1, 2000, Peoples Federal addressed the potential problems associated with the possibility that the computers that control or operate Peoples Federal's information technology system and infrastructure may not have been programmed to read four-digit date codes and, upon arrival of the year 2000, may have recognized the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.



                               Page 15 of 18 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


Year 2000 Compliance Matters (continued)

PFC's primary data processing applications are handled by a third-party service bureau which advised PFC that it transferred to a fully year 2000-compliant processing system that was fully tested prior to June 30, 1999. Management also reviewed PFC's ancillary equipment and provided the appropriate remedial measures. Costs incurred to make Peoples Federal Year 2000 compliant, totaling approximately $40,000, had been charged to operations during the fiscal years ended September 30, 1999 and 1998.

Peoples Federal realized no technology-related problems upon arrival of January 1, 2000, and had no interruption of services to its customers.

PFC could incur losses if year 2000 issues adversely affect Peoples Federal's depositors or borrowers. Such problems could include delayed loan payments due to year 2000 problems affecting any significant borrowers or impairing the payroll systems of large employers in Peoples Federal's primary market area. Because Peoples Federal's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and Peoples Federal's primary market area is not significantly dependent upon one employer or industry, Peoples Federal does not expect, and to date has not realized, any significant or prolonged difficulties that will affect net earnings or cash flow.



























                               Page 16 of 18 pages

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

         Not applicable

ITEM 5.  Other Information

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

               10 Peoples Federal Savings and Loan Association of Massillon Deferred Compensation Plan

               27       Financial data schedule for the six months ended
                        March 31, 2000.

               99 Safe Harbor under the Private Securities Litigation Reform Act of 1995.

         (b)  Reports on Form 8-K:                   None.














                               Page 17 of 18 pages

                                   SIGNATURES

                          PEOPLES FINANCIAL CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      May 12, 2000                      By:  /s/Paul von Gunten
       -------------------------                  ------------------
                                                    Paul von Gunten
                                                    President and Chief
                                                    Executive Officer



Date:      May 12, 2000                      By:  /s/James R. Rinehart
       -------------------------                  --------------------
                                                    James R. Rinehart
                                                    Treasurer































                               Page 18 of 18 Pages