Form 10QSB
period 2000-06-30
PEOPLES FINANCIAL CORP \OH\
filed 2000-08-11
CIK 1011221

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2000
                               ----------------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File No. 0-28838

                          PEOPLES FINANCIAL CORPORATION
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Ohio                                                    34-1822228
-------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                   211 Lincoln Way East, Massillon, Ohio 44646
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (330) 832-7441
------------------------------------------------------------------------------
                           (Issuer's telephone number)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes                                                    No
    -----                                                 -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August , 2000 - 1,234,085 common shares

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No [X]


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





































                               Page 2 of 18 pages

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)

                                                                                     June 30,             September 30,
         ASSETS                                                                          2000                      1999
Cash and due from banks                                                               $   302                   $   157
Interest-bearing deposits in other financial institutions                               1,235                     2,463
                                                                                       ------                    ------

         Cash and cash equivalents                                                      1,537                     2,620

Investment securities designated as available for sale -
  at market                                                                               559                     1,150
Investment securities held to maturity - at cost, approximate market value of $989 and $2,000 as of June 30, 2000
  and September 30, 1999                                                                  945                     1,956
Mortgage-backed and related securities designated
  as available for sale - at market                                                     7,192                     7,394
Mortgage-backed and related securities held to maturity - at amortized cost, approximate market value of $2,767 and
  $3,152 as of June 30, 2000 and September 30, 1999                                     2,743                     3,218
Loans receivable - net                                                                 82,412                    73,084
Office premises and equipment - at depreciated cost                                     1,346                     1,389
Stock in Federal Home Loan Bank - at cost                                                 974                       924
Accrued interest receivable                                                               320                       311
Prepaid federal income taxes                                                              129                       230
Prepaid expenses and other assets                                                         247                       161
                                                                                       ------                    ------

         Total assets                                                                 $98,404                   $92,437
                                                                                       ======                    ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                              $69,048                   $66,276
Advances from the Federal Home Loan Bank                                               18,500                    11,000
Other liabilities                                                                         137                       285
Deferred federal income taxes                                                             450                       675
                                                                                       ------                    ------

         Total liabilities                                                             88,135                    78,236

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                                -                         -
  Common stock - authorized 6,000,000 shares without par
    or stated value; 1,491,012 shares issued                                               -                         -
  Additional paid-in capital                                                            7,360                     7,360
  Retained earnings - restricted                                                        6,003                     9,874
  Accumulated comprehensive income, unrealized gains
    on securities designated as available
    for sale, net of related tax effects                                                  284                       729
  Shares acquired by stock benefit plans                                                   -                       (625)
  Less 256,927 and 225,904 treasury shares, at cost                                    (3,378)                   (3,137)
                                                                                       ------                    ------

         Total shareholders' equity                                                    10,269                    14,201
                                                                                       ------                    ------

         Total liabilities and shareholders' equity                                   $98,404                   $92,437
                                                                                       ======                    ======




                               Page 3 of 18 pages

                       CONSOLIDATED STATEMENTS OF EARNINGS

                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)

                                                                         Nine months ended            Three months ended
                                                                              June 30,                     June 30,
                                                                         2000         1999            2000         1999
Interest income
  Loans                                                                $4,404       $3,885          $1,544       $1,322
  Mortgage-backed and related securities                                  525          574             180          184
  Investment securities                                                   110          120              34           34
  Interest-bearing deposits and other                                      95           70              22           24
                                                                        -----        -----           -----        -----
         Total interest income                                          5,134        4,649           1,780        1,564

Interest expense
  Deposits                                                              2,442        2,375             836          777
  Borrowings                                                              663          202             268           82
                                                                        -----        -----           -----        -----
         Total interest expense                                         3,105        2,577           1,104          859
                                                                        -----        -----           -----        -----

         Net interest income                                            2,029        2,072             676          705

Provision for losses on loans                                               9            9               3            3
                                                                        -----        -----           -----        -----

         Net interest income after provision for
           losses on loans                                              2,020        2,063             673          702

Other income
  Gain on sale of investment and mortgage-backed
    securities designated as available for sale                           387          469              -           118
  Other operating                                                          41           38              14           13
                                                                        -----        -----           -----        -----
         Total other income                                               428          507              14          131

General, administrative and other expense
  Employee compensation and benefits                                    1,082          886             271          305
  Occupancy and equipment                                                 191          187              63           56
  Franchise taxes                                                         135          157              43           51
  Federal deposit insurance premiums                                       17           30               3           10
  Data processing                                                          86           84              29           26
  Advertising                                                              44           27              18            9
  Other operating                                                         277          254              96           75
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                1,832        1,625             523          532
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                     616          945             164          301

Federal income taxes
  Current                                                                 190          343              51          107
  Deferred                                                                  6          (11)             -            -
                                                                        -----        -----           -----        -----
         Total federal income taxes                                       196          332              51          107
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  420       $  613          $  113       $  194
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                        $0.34        $0.48           $0.09        $0.15
                                                                         ====         ====            ====         ====

           Diluted                                                      $0.34        $0.48           $0.09        $0.15
                                                                         ====         ====            ====         ====




                               Page 4 of 18 Pages

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                          PEOPLES FINANCIAL CORPORATION

                                 (In thousands)


                                                                       For the nine months          For the three months
                                                                          ended June 30,                ended June 30,
                                                                     2000           1999            2000           1999

Net earnings                                                         $420           $613            $113           $194

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    during the period, net of tax of $(98), $43, $(27)
    and $(6) in the respective periods                               (190)            83             (53)           (12)

Reclassification adjustment for realized gains
  included in earnings, net of tax of $(132), $(159)
  and $(40) in the respective periods                                (255)          (310)             -             (78)
                                                                      ---            ---            ---             ---

Comprehensive income (loss)                                          $(25)          $386            $ 60           $104
                                                                      ===            ===             ===            ===

Accumulated comprehensive income                                     $284           $868            $284           $868
                                                                      ===            ===             ===            ===





























                               Page 5 of 18 Pages

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          PEOPLES FINANCIAL CORPORATION

                       For the nine months ended June 30,
                                 (In thousands)


                                                                                                 2000              1999
Cash flows from operating activities:
  Net earnings for the period                                                                 $   420            $   613
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation of premises and equipment                                                         80                 89
    Amortization of premiums and discounts on investment securities
      and mortgage-backed securities, net                                                           9                 25
    Gain on sale of investment and mortgage-backed securities, net                               (387)              (469)
    Amortization expense of stock benefit plans                                                   384                  -
    Amortization of deferred loan fees                                                            (46)               (17)
    Provision for losses on loans                                                                   9                  9
    Recovery of loss on investments                                                                10                  4
    Federal Home Loan Bank stock dividends                                                        (50)               (46)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                  (9)                17
      Prepaid expenses and other assets                                                           (87)              (288)
      Other liabilities                                                                          (198)               153
      Accrued interest payable                                                                     50                  5
      Federal income taxes
        Current                                                                                   101               (329)
        Deferred                                                                                    6                (11)
                                                                                               ------             ------
         Net cash provided by (used in) operating activities                                      292               (245)

Cash flows provided by (used in) investing activities:
  Purchase of mortgage-backed and related securities designated as
    available for sale                                                                         (1,026)            (2,258)
  Principal repayments on mortgage-backed and related securities                                1,601              3,979
  Principal repayments and maturities of investment securities                                  1,012              1,012
  Proceeds from sale of investment securities designated as
    available for sale                                                                            395                477
  Loan principal repayments                                                                    11,829             16,433
  Loan disbursements                                                                          (21,130)           (22,351)
  Purchase of office premises and equipment                                                       (36)               (37)
                                                                                               ------             ------
         Net cash used in investing activities                                                 (7,355)            (2,745)
                                                                                               ------             ------

         Net cash used in operating and investing activities
           (balance carried forward)                                                           (7,063)            (2,990)
                                                                                               ------             ------







                               Page 6 of 18 Pages


                          PEOPLES FINANCIAL CORPORATION

                       For the nine months ended June 30,
                                 (In thousands)


                                                                                                 2000              1999
         Net cash used in operating and investing activities
           (balance brought forward)                                                          $(7,063)           $(2,990)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              2,772                837
  Proceeds from Federal Home Loan Bank advances                                                46,500             12,000
  Repayment of Federal Home Loan Bank advances                                                (39,000)            (4,000)
  Purchase of treasury shares                                                                      -                (769)
  Cash dividends paid on common stock                                                          (4,292)              (603)
                                                                                               ------             ------
         Net cash provided by financing activities                                              5,980              7,465
                                                                                               ------             ------

Net increase (decrease) in cash and cash equivalents                                           (1,083)             4,475

Cash and cash equivalents at beginning of period                                                2,620              2,421
                                                                                               ------             ------

Cash and cash equivalents at end of period                                                    $ 1,537            $ 6,896
                                                                                               ======             ======

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                      $    95            $   892
                                                                                               ======             ======

    Interest on deposits and borrowings                                                       $ 3,056            $ 2,572
                                                                                               ======             ======

Supplemental disclosure of noncash investing activities:
  Decrease in unrealized gains on securities designated
    as available for sale, net of related tax effects                                         $  (445)           $  (227)
                                                                                               ======             ======


















                               Page 7 of 18 Pages

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          PEOPLES FINANCIAL CORPORATION

        For the nine and three month periods ended June 30, 2000 and 1999


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Financial Corporation included in the Annual Report on Form 10-KSB for the year ended September 30, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine-and three month periods ended June 30, 2000, are not necessarily indicative of the results which may be expected for an entire fiscal year.

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






                               Page 8 of 18 pages

                          PEOPLES FINANCIAL CORPORATION

        For the nine and three month periods ended June 30, 2000 and 1999


4.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding totaled 1,253,446 and 1,234,085 for the nine and three-month periods ended June 30, 2000. Weighted-average common shares outstanding, which gives effect to 32,516 unallocated ESOP shares, totaled 1,269,337 and 1,251,585 for the nine and three-month periods ended June 30, 1999.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under PFC's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share were the same as those for basic earnings per share for all periods presented.

Options to purchase 116,617 and 125,661 shares of common stock at a weighted-average exercise price of $12.38 and $12.51 per share were outstanding at June 30, 2000 and 1999, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

5.  Deferred Compensation Plan

In March 2000 a Deferred Compensation Plan was established to replace the Recognition and Retention Plan (RRP), which was terminated as of the same date. Certain assets of the RRP Trust were returned to PFC, and an expense provision of $274,000 was recorded upon termination to recognize total vested benefits to participants of $363,000. The estimated annual expense of the Deferred Compensation Plan is approximately $15,000.

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


Discussion of Financial  Condition  Changes from  September 30, 1999 to June 30,
2000

PFC's assets totaled $98.4 million as of June 30, 2000, an increase of $6.0 million, or 6.5%, over the September 30, 1999 total. The increase in assets was funded primarily by an increase in deposits of $2.8 million and an increase in advances from the Federal Home Loan Bank ("FHLB") of $7.5 million. These increases were offset by a decrease in shareholders' equity of $3.9 million, due primarily to payments of a special dividend in November 1999 and regular quarterly dividends totaling $4.3 million. The increase in assets was comprised primarily of increases in loans receivable of $9.3 million, offset by net decreases in investment securities and mortgage-backed securities of $2.3 million.

Cash and cash equivalents totaled $1.5 million at June 30, 2000, a decrease of $1.1 million, or 41.3%, from the total at September 30, 1999.

Investment securities totaled $1.5 million at June 30, 2000, a decrease of $1.6 million, or 51.6%, from the total at September 30, 1999. This decrease resulted primarily from a net decrease of $583,000 in unrealized gains and maturities of $1.0 million. Proceeds from maturities were primarily used to fund loan originations.

Mortgage-backed securities totaled $9.9 million at June 30, 2000, a decrease of $677,000, or 6.4%, from the total at September 30, 1999. This decrease resulted primarily from principal repayments of $1.6 million and an increase in net unrealized losses of $92,000, offset by purchases totaling $1.0 million. Proceeds from principal repayments were primarily used to purchase mortgage-backed securities and fund loan originations.










                               Page 10 of 18 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


Discussion of Financial Condition Changes from September 30, 1999 to June 30, 2000 (continued)

Net loans receivable totaled $82.4 million at June 30, 2000, an increase of $9.3 million, or 12.8%, over the September 30, 1999 total. The increase is attributable to Peoples Federal's continued focus on its marketing program to originate new fixed and adjustable-rate mortgage loans and home equity loans at the main office and the branch lending office, and disbursements on construction loans. The allowance for loan losses totaled $232,000 at June 30, 2000, an increase of $19,000, including $10,000 from loss recoveries, over the balance at September 30, 1999. The allowance represented .26% and .27% of total loans at June 30, 2000 and September 30, 1999, respectively. Nonperforming loans totaled $210,000 at June 30, 2000 and $114,000 at September 30, 1999.

Deposits totaled $69.0 million at June 30, 2000, an increase of $2.8 million, or 4.2%, over the September 30, 1999 amount. During the nine months ended June 30, 2000, certificates of deposit increased by $2.6 million, as Peoples Federal offered rates designed to maintain certificates and control interest cost. NOW accounts increased by $414,000 during the period. Passbook deposits and money market demand accounts decreased by $19,000 and $174,000, respectively during the period.

Advances from the FHLB totaled $18.5 million at June 30, 2000, an increase of $7.5 million, or 68.2%, over the September 30, 1999 amount, as PFC used advances primarily to fund loan originations and payment of dividends. At June 30, 2000, variable rate advances were comprised of $5.5 million maturing in December 2000 and $3.0 million maturing in March 2001, while fixed rate advances were comprised of $5.3 million maturing in July, August and September 2000 and $4.7 million maturing in October and November 2000.

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

Such minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) generally equal to 4.0% of adjusted total assets except for those associations with the highest examination rating and acceptable levels of risk.

The risk-based capital requirement provides for the maintenance of adjusted core capital plus general loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Association multiplies the value of each asset on its statement of financial condition by a defined risk-weighting factor, e.g., one-to-four family residential loans carry a risk-weighted factor of 50%.


                               Page 11 of 18 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


Discussion of Financial Condition Changes from September 30, 1999 to June 30, 2000 (continued)

As of June 30, 2000 and September 30, 1999, management believes that the Association met all capital adequacy requirements to which it was subject.

                                                As of June 30, 2000
                                                                                 To be "well-
                                                                              capitalized" under
                                                     For capital               prompt corrective
                             Actual                adequacy purposes          action provisions
                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                  (Dollars in thousands)
Tangible capital         $8,823      9.0%        =>$1,474    =>1.5%          =>$4,913     => 5.0%

Core capital             $8,823      9.0%        =>$3,931    =>4.0%          =>$5,896     => 6.0%

Risk-based capital       $9,299     17.9%        =>$4,153    =>8.0%          =>$5,191     =>10.0%



                                                As of September 30, 1999
                                                                                 To be "well-
                                                                              capitalized" under
                                                     For capital               prompt corrective
                             Actual                adequacy purposes          action provisions
                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                  (Dollars in thousands)
Tangible capital         $8,160      8.9%        =>$1,370    =>1.5%          =>$4,568     => 5.0%

Core capital             $8,160      8.9%        =>$3,655    =>4.0%          =>$5,482     => 6.0%

Risk-based capital       $8,881     19.3%        =>$3,673    =>8.0%          =>$4,591     =>10.0%


Comparison of Operating Results for the Nine-Month Periods Ended June 30, 2000 and 1999

General

Net earnings for the nine months ended June 30, 2000, totaled $420,000, compared to $613,000 for the same period in 1999, a decrease of $193,000, or 31.5%. The decline in earnings resulted primarily from a decrease in net interest income of $43,000, or 2.1%, a decrease in gain on sale of investment securities of $82,000, or 17.5%, and an increase in general, administrative and other expense of $207,000, or 12.7%, which were partially offset by a decrease in federal income taxes of $136,000, or 41.0%.






                               Page 12 of 18 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


Comparison of Operating Results for the Nine-Month Periods Ended June 30, 2000 and 1999 (continued)

Net Interest Income

Interest income on loans for the nine months ended June 30, 2000, increased by $519,000, or 13.4%, over the 1999 period. This increase resulted primarily from a $9.7 million, or 14.3%, increase in the average net loan portfolio balance outstanding, partially offset by a decrease in weighted-average yield from 7.62% for the nine months ended June 30, 1999 to 7.56% in the 2000 period. Interest income on mortgage-backed and related securities, investment securities and interest-bearing deposits decreased by $34,000, or 4.5%, from the 1999 period. This decrease resulted from a $2.9 million decrease in average portfolio balances outstanding, partly offset by an increase in weighted average yield from 5.64% in the 1999 period to 6.41% in the 2000 period.

Interest expense on deposits increased by $67,000, or 2.8%, for the nine months ended June 30, 2000, as compared to 1999. This increase resulted primarily from a $2.4 million, or 3.3%, increase in average deposit balances outstanding, partially offset by a decrease in the weighted-average interest rate, from 4.77% for the nine months ended June 30, 1999 to 4.74% in the comparable 2000 period. Interest expense on FHLB advances increased by $461,000, or 228.2%, for the nine months ended June 30, 2000, as compared to 1999. The fiscal 2000 average advances outstanding from the FHLB increased to $14.9 million from $6.1 million in fiscal 1999, and the weighted-average interest rate increased to 5.94% in fiscal 2000 from 4.41% in fiscal 1999.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $43,000, or 2.1%, for the nine months ended June 30, 2000, compared to 1999. The interest rate spread decreased to 2.42% for the nine months ended June 30, 2000, as compared to 2.46% for the corresponding 1999 nine-month period. The net interest margin decreased to 2.91% for the nine months ended June 30, 2000, as compared to 3.21% for the comparable 1999 period.

Provision for Losses on Loans

It is the Association's policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). After considering the above guidelines, management decided to increase the allowance for losses on loans by $9,000 during both the nine months ended June 30, 2000 and 1999. There can be no assurance that the allowance for losses on loans of Peoples Federal will be adequate to cover losses on nonperforming loans in the future.







                               Page 13 of 18 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


Comparison of Operating Results for the Nine-Month Periods Ended June 30, 2000 and 1999 (continued)

Other Income

Other income totaled $428,000 for the nine months ended June 30, 2000, a decrease of $79,000, or 15.6%, from the comparable period in 1999. The decrease was the result of smaller gains on the sale of FHLMC common stock during the nine months ended June 30, 2000 than in the comparable 1999 period, partly offset by an increase of $3,000 in other operating income for fiscal 2000 over 1999. FHLMC common stock with a book value of $8,000 was sold during the nine months ended June 30, 2000 for a total of $395,000 resulting in a realized gains of $387,000, while FHLMC common stock with a book value of $8,000 was sold during the nine months ended June 30, 1999 for a total of $477,000 resulting in a realized gain of $469,000. Other operating income increased primarily due to increased ATM fee income. Also included in other operating income are safe deposit box rentals and late charges on loans.

General, Administrative and Other Expense

General, administrative and other expense increased by $207,000, or 12.7%, for the nine months ended June 30, 2000, compared to the same period in 1999. Employee compensation and benefits increased by $196,000, or 22.1%. Significant increases in employee compensation and benefits were due to the establishment of the Deferred Compensation Plan, hiring of new employees, normal wage increases and resumption of contributions to the 401(k) plan. Amounts of these increases for fiscal 2000 over fiscal 1999 are $263,000 for establishment of the Deferred Compensation Plan, $52,000 for salaries and wages, $12,000 for resumption of contributions to the 401(k) plan, $6,000 for directors' fees and $21,000 for other employee benefits. Establishment of the Deferred Compensation Plan was the final action needed to terminate PFC's employees stock benefit plans and eliminate the related cost. Termination of the ESOP and the RRP reduced benefit costs by $158,000 during the nine-month period ended June 30, 2000, compared to the same period in 1999.

Occupancy and equipment for the nine months ended June 30, 2000 increased by $4,000 or 2.1%. Data processing increased by $2,000 or 2.4%. Advertising increased by $17,000, or 63.0%, primarily due to increased local media advertising of loan and deposit rates and new branch promotion. Other operating increased by $23,000 or 9.1% primarily due to increased purchase of office supplies and promotion items for the new branch and increased employee education and investor relations costs. Ohio franchise taxes for the nine months ended June 30, 2000 decreased by $22,000, or 14.0%, due primarily to a decrease in tax rates year to year. Federal deposit insurance premiums for the nine month period decreased $13,000, or 43.3%, due to lower assessment rates beginning January 1, 2000.

Federal Income Taxes

Federal income taxes are based on earnings before taxes for the nine month periods ended June 30, 2000 and 1999. The decrease of $136,000, or 41.0%, in the provision for income taxes resulted primarily from the $329,000, or 34.8%, decrease in earnings before income taxes. The effective tax rate was 31.8% for the nine months ended June 30, 2000 and 35.1% for the fiscal 1999 period.



                               Page 14 of 18 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2000 and 1999

General

Net earnings for the three months ended June 30, 2000, totaled $113,000, compared to $194,000 for the same period in 1999, a decrease of $81,000, or 41.8%. The decline in earnings resulted primarily from a decrease in net interest income of $29,000, or 4.1%, and a decrease in gain on sale of investment securities of $118,000, as no investment securities were sold in the quarter ended June 30, 2000, which were partially offset by a decrease in general, administrative and other expense of $9,000, or 1.7%, and a decrease in federal income taxes of $56,000, or 52.3%.

Net Interest Income

Interest income on loans for the three months ended June 30, 2000, increased by $222,000, or 16.8%, over the 1999 period. This increase resulted primarily from an $11.0 million, or 15.8%, increase in the average net loan portfolio balance outstanding and an increase in weighted-average yield from 7.57% in the three months ended June 30, 1999 to 7.65% in the 2000 period. Interest income on mortgage-backed and related securities, investment securities and interest-bearing deposits decreased by $6,000, or 2.5%, from the 1999 period. This decrease resulted from a $4.0 million decrease in average portfolio balances outstanding, partly offset by an increase in weighted average yield from 5.33% in the 1999 quarter to 6.66% in the 2000 quarter.

Interest expense on deposits increased by $59,000, or 7.6%, for the three months ended June 30, 2000, as compared to 1999. This increase resulted from an increase of $2.2 million, or 3.3%, in average deposit balances outstanding, coupled with an increase in the weighted-average cost of funds, from 4.68% in 1999 to 4.87% in 2000. Interest expense on FHLB advances increased by $186,000, or 226.8%, for the three months ended June 30, 2000, as compared to 1999. The 2000 average advances outstanding from the FHLB increased to $17.3 million from $8.3 million in 1999, and the weighted-average interest rate increased to 6.19% in 2000 from 3.95% in 1999.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $29,000, or 4.1%, for the three months ended June 30, 2000, compared to 1999. The interest rate spread decreased to 2.36% for the three months ended June 30, 2000, as compared to 2.51% for the corresponding 1999 three-month period. The net interest margin decreased to 2.84% for the three months ended June 30, 2000, as compared to 3.20% for the comparable 1999 period.

Provision for Losses on Loans

It is the Association's policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). After considering the above guidelines, management decided to increase the allowance for losses on loans by $3,000 during both the three months ended June 30, 2000 and 1999. There can be no assurance that the allowance for losses on loans of Peoples Federal will be adequate to cover losses on nonperforming loans in the future.


                               Page 15 of 18 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2000 and 1999 (continued)

Other Income

Other income totaled $14,000 for the three months ended June 30, 2000, a decrease of $117,000, or 89.3%, from the 1999 amount. The decrease was primarily the result of not selling shares of FHLMC common stock during the three months ended June 30, 2000 while selling 2,100 shares in the comparable 1999 period. No FHLMC common stock was sold during the quarter ended June 30, 2000, while FHLMC common stock with a book value of $2,000 was sold in June 1999 for $120,000 resulting in a realized gain of $118,000. Other operating income amounted to $14,000 for three-month period ended June 30, 2000, an increase of $1,000 over the comparable 1999 period, and includes ATM, NOW, home equity line of credit and other fee income, safe deposit box rentals and late charges on loans.

General, Administrative and Other Expense

General, administrative and other expense decreased by $9,000, or 1.7%, for the three months ended June 30, 2000, compared to the same period in 1999. Employee compensation and benefits decreased by $34,000, or 11.1%. Employee compensation and benefits decreased by $85,000 due to termination of the ESOP and RRP. Significant increases in employee compensation and benefits were due to hiring of new employees, the effect of normal wage increases and increased cost of benefits. Amounts of these increases for fiscal 2000 over 1999 are $33,000 in salaries and wages, $13,000 in payroll taxes, principally on deferred compensation vested amounts and $5,000 in health care costs, due principally to increased insurance premiums and premiums for new employees.

Ohio franchise taxes for the three months ended June 30, 2000 decreased by $8,000, or 15.7%, compared to the 1999 period due primarily to a decrease in tax rates year to year. Federal deposit insurance premiums decreased by $7,000, or 70.0%, due to lower assessment rates beginning January 1, 2000. Occupancy and equipment for the three months ended June 30, 2000 increased $7,000, or 12.5%. An allowance for the cost of leasehold improvements of $12,000 was received in April 1999 from the owner of the building in which Peoples Federal's lending office is located, decreasing fiscal 1999 rental cost. Significant decreases in occupancy and equipment expense for fiscal 2000 compared to 1999 were recorded for depreciation and utilities. Advertising increased by $9,000, or 100.0%, primarily due to increased local media advertising of loan and deposit rates and new branch promotion. Data processing increased by $3,000, or 11.5%, due to the new branch and new products. Other operating increased by $21,000, or 28.0%, primarily due to increased purchases of office supplies and promotional items for the new branch and increased employee education and investor relations costs.

Federal Income Taxes

Federal income taxes are based on earnings before taxes for the three months ended June 30, 2000 and 1999. The decrease of $56,000, or 52.3%, in the provision for income taxes resulted primarily from the $137,000, or 45.5%, decrease in earnings before income taxes. The effective tax rate was 31.1% for the three months ended June 30, 2000 and 35.5% for the 1999 quarter.



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

         Not applicable

ITEM 5.  Other Information

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

               27     Financial data schedule for the six months ended
                      June 30, 2000.

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





Date:    August 11, 2000                            By:  /s/Paul von Gunten
     --------------------------------                    ----------------------
                                                         Paul von Gunten
                                                         President and Chief
                                                         Executive Officer



Date:     August 11, 2000                           By:  /s/James R. Rinehart
     --------------------------------                    ----------------------
                                                         James R. Rinehart
                                                         Treasurer































                               Page 18 of 18 Pages