Form 10KSB
period 2000-09-30
PEOPLES FINANCIAL CORP \OH\
filed 2000-12-28
CIK 1011221

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended  September 30, 2000
                                             ------------------

                           OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the transition period from______________to___________________

         Commission File Number: 0-28838

                          PEOPLES FINANCIAL CORPORATION
                ------------------------------------------------
                 (Name of small business issuer in its charter)

           Ohio                                            34-1822228
-------------------------------                      -----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)


                   211 Lincoln Way East, Massillon, Ohio 44646
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (330) 832-7441

               Securities registered pursuant to Section 12(b) of
                               the Exchange Act:
                                      None
            ---------------------------------------------------------

               Securities registered pursuant to Section 12(g) of
                               the Exchange Act:
                        Common Shares, without par value
           ---------------------------------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [  ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended September 30, 2000, were $7.6 million.

     Based upon the average bid and asked prices quoted by The Nasdaq Stock Market, the aggregate market value of the voting stock held by non-affiliates of the issuer on December 15, 2000, was $5.72 million.

     1,234,085 of the issuer's common shares were issued and outstanding on December 15, 2000.

Documents Incorporated by Reference

     The following sections of Peoples Financial Corporation's 2000 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-KSB:

     1. Management's Discussion and Analysis of Financial Condition and Results of Operations; and

     2.   Financial Statements.

     The following sections of the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of Peoples Financial Corporation are incorporated by reference into Part III of this Form 10-KSB:

     1.   PROPOSAL ONE - ELECTION OF DIRECTORS;

     2.   COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS; and

     3. VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Transitional Small Business Disclosure Format    [  ] Yes     [ X ] No

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

         Peoples Federal conducts business from its main office and a full-service branch office, both located in Massillon, Ohio, and a lending office in the Belden Village area of North Canton, Ohio. In July 2000, Peoples Federal opened a full-service in-store branch inside a new Wal-Mart Supercenter, also located in Massillon. Massillon is located eight miles west of Canton, 32 miles south of Akron and 50 miles south of Cleveland. Peoples Federal's primary market area consists of Stark County, Ohio, and adjacent counties.

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

         Loan Portfolio Composition. The following table presents certain information with respect to the composition of Peoples Federal's loan portfolio at the dates indicated:

                                                                              At September 30,
                                                        ----------------------------------------------------------
                                                                   2000                               1999
                                                        ----------------------              ----------------------
                                                                       Percent                            Percent
                                                                       of total                           of total
                                                          Amount         loans               Amount         loans
                                                          ------       ---------             ------       ---------
                                                                           (Dollars in thousands)
Residential real estate loans:
One- to four-family (first and second mortgage)          $73,042         80.74%             $62,062          77.73%
Home equity (secured by mortgages)                         1,759          1.94                1,543           1.93
Multifamily                                                  313           .35                  392            .49
Nonresidential real estate loans                           3,655          4.04                3,406           4.27
Construction loans                                        11,482         12.69               12,215          15.30
                                                          ------        ------               ------         ------

     Total real estate loans                              90,251         99.76               79,618          99.72

Consumer loans:
Loans on deposits                                            104           .12                  124            .16
Other consumer loans                                         113           .12                   99            .12
                                                          ------        ------            ---------         ------

Total consumer loans                                         217           .24                  223            .28
                                                          ------        ------             --------         ------

Total loans                                               90,468        100.00%              79,841         100.00%
                                                                        ======                              ======
Other items:
Deferred loan origination fees                               (61)                               (16)
Loans in process                                          (5,338)                            (6,528)
Allowance for loan losses                                   (235)                              (213)
                                                          ------                             ------

Net loans                                                $84,834                            $73,084
                                                          ======                             ======


         Loan  Maturity  Schedule.   The  following  table  sets  forth  certain
information as of September 30, 2000, regarding the dollar amount of loans maturing in Peoples Federal's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                            Due during the year ending       Due 4-5      Due 6-10   Due 11-20     Due more than
                                  September  30,            years after  years after years after  20 years after
                           2001       2002        2003       9/30/00      9/30/00     9/30/00        9/30/00        Total
                           ----       ----        ----       -------      -------     -------        -------        -----
                                                                  (In thousands)
Mortgage loans:
  One- to four-family
    (first mortgage)    $13,805     $2,651      $2,616      $5,336       $13,996      $22,933        $23,187       $84,524
  Home equity (first and
    second  mortgage)       129        143         152         302           774          259             -          1,759
  Multifamily                -          -           -           -             -            -             313           313
  Nonresidential             -          19         488         257           942        1,910             39         3,655
Consumer loans               89         64          43          21            -            -              -            217
                         ------      -----       -----       -----        ------       ------         ------        ------

     Total loans        $14,023     $2,877      $3,249      $5,916       $15,712      $25,102        $23,539       $90,468
                         ======      =====       =====       =====        ======       ======         ======        ======


         Of the loans due more than one year after September 30, 2000, loans with aggregate balances of $62.4 million have fixed rates of interest, and loans with aggregate balances of $14.0 million have adjustable interest rates.

         One- to Four-Family Residential Real Estate Loans. The primary lending activity of Peoples Federal has been the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family residences, located within Peoples Federal's designated lending area. Peoples

Federal also originates loans for the construction of one- to four-family residences, home equity loans and home equity lines of credit secured by first or second mortgages on single-family, owner-occupied, residential real estate. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any.

         OTS regulations limit the amount that Peoples Federal may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, Peoples Federal makes fixed-rate first mortgage loans on single-family or duplex, owner-occupied residences up to 95% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). Low- to moderate-income loans are granted with LTVs up to 95% on single-family or duplex, owner-occupied residences. Home equity loans secured by first or second mortgages are made with a maximum combined LTV for the first and second mortgages of 80%. Peoples Federal makes adjustable-rate first mortgage loans for investment purposes on one- to four-family, nonowner-occupied residences in amounts up to 75% LTV. Peoples Federal requires private mortgage insurance ("PMI") for the amount of loans in excess of 85% of the value of the real estate securing such loans. PMI is required for low- to moderate-income loans. Fixed-rate residential real estate loans are offered by Peoples Federal for terms of up to 30 years.

         Adjustable-rate mortgage loans are offered by Peoples Federal for terms of up to 30 years and with various alternative features. The interest rate adjustment periods on ARMs are either one year, three years or a fixed rate for 5 years or 10 years followed by one-year adjustment periods. The interest rate adjustments on ARMs presently originated by Peoples Federal are tied to changes in the weekly average yield on the one- and three-year U.S. Treasury constant maturities index, respectively. Rate adjustments are computed by adding a stated margin, typically 2.75%, to the index. The maximum allowable adjustment at each adjustment date is usually 1% with a maximum adjustment of 3% over the term of the loan, although Peoples Federal will make available an ARM with a 2% maximum adjustment at each adjustment date and a maximum adjustment of 6% over the term of the loan. The initial rate is dependent, in part, on how often the rate can be adjusted. Peoples Federal also offers an ARM on two- to four-family properties with a margin of 3.5% over the index and 2% and 6% maximum adjustments at each adjustment date and over the term of the loan, respectively. Peoples Federal originates ARMs which have initial interest rates lower than the sum of the index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully-indexed level, although such increase is considered in Peoples Federal's underwriting of any such loans with a one-year adjustment period.

         The aggregate amount of Peoples Federal's one- to four-family residential real estate loans, excluding construction loans, equaled approximately $74.8 million at September 30, 2000, and represented 82.7% of loans at such date. The largest individual loan balance on a one- to four-family loan at such date was $479,812. At such date, two loans secured by one- to four-family residential real estate in the amount of $216,000 were more than 90 days delinquent or nonaccruing.

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

         Bridge loans are considered to involve a greater degree of risk due to the fact that the borrower may also have a construction loan from Peoples Federal at the same time. The risk is reduced by requiring any other liens on the current residence to be paid off with the proceeds of the loan or before a loan is granted, requiring a maximum LTV of 80% of the current residence and evaluating the credit history of the borrower. The risk is also reduced by Peoples Federal's overall limitation. At September 30, 2000, one- to four-family mortgage loans included $480,000, or .5% of total loans, invested in bridge loans secured by property located within the primary lending area. At such date, no bridge loans were delinquent.

         In July 1998, Peoples Federal began offering home equity line of credit loans secured by the equity in single-family owner-occupied residences. The home equity line of credit loan is an adjustable-rate mortgage loan with an interest rate of the prime rate as published in the Wall Street Journal, monthly payments of 1.5% of the previous month's balance and a term of up to ten years. The maximum combined LTV of a home equity line of credit loan and any other mortgage loan secured by the same property is 80%.

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

         At September 30, 2000, loans secured by multifamily properties totaled approximately $313,000, or less than one percent of its total loans, all of which were secured by property located within Peoples Federal's primary market area and all of which were performing in accordance with their terms. The largest property securing such a loan is a twelve-unit apartment building.

         Construction Loans. Peoples Federal makes loans for the construction of residential and nonresidential real estate. Such loans are structured as permanent loans with fixed rates of interest and for terms of up to 30 years. Although most of the construction loans originated by Peoples Federal historically were made to owner-occupants for the construction of single-family homes by a general contractor, throughout the last three fiscal years, Peoples Federal has also made loans to developers who did not have a purchaser for the property at the time the loan was made. These construction speculation loans generally have a term of 24 months and are originated only with fixed rates of interest. Other types of construction loans may be originated with adjustable rates of interest based on the same indices, with the same margins over the index and the same adjustment terms as Peoples Federal offers on one- to four-family residential real estate loans. Construction loans to developers are repaid when the property is sold. Construction loans to homeowners are converted to residential real estate loans when construction is completed.

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

         At September 30, 2000, a total of $11.5 million, or approximately 12.7% of Peoples Federal's total loans, consisted of construction loans. Of such total, $4.0 million consisted of loans to developers who did not have a purchaser at the time the loan was originated. All of Peoples Federal's construction loans are secured by property located within Peoples Federal's primary market area, and the economy of such lending area has been relatively stable. At September 30, 2000, all of such loans were performing in accordance with their terms.

         Nonresidential Real Estate Loans. Peoples Federal also makes loans secured by nonresidential real estate consisting of retail stores, office buildings, churches, a theater, manufacturing facilities, an industrial facility and a warehouse. Such loans generally are originated with terms of up to 20 years and a minimum loan amount of $20,000 and a maximum loan amount of $500,000. Such loans have a maximum LTV of 75%. Peoples Federal makes loans for land development in amounts up to 75% LTV and a maximum term of three years. Peoples Federal also makes loans on undeveloped land in amounts up to 75% LTV and a maximum term of five years, and on improved lots (streets with all city utilities) in amounts up to 80% LTV for five years. Nonresidential real estate loans may be originated with fixed rates of interest or adjustable rates based on the same indices, with the same margins over the index and the same adjustment terms as Peoples Federal offers on one- to four-family residential real estate loans.

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

         At September 30, 2000, Peoples Federal had a total of $3.7 million invested in nonresidential real estate loans, all of which were secured by property located within Peoples Federal's primary market area. Such loans comprised approximately 4.0% of Peoples Federal's total loans at such date. At such date, Peoples Federal had no delinquent nonresidential real estate loans.

         Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its tangible capital. At September 30, 2000, Peoples Federal's nonresidential mortgage loans totaled 40.6% of Peoples Federal's tangible capital.

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

         At September 30, 2000, Peoples Federal had approximately $217,000, or less than one percent of its total loans, invested in consumer loans. At such date, five loans in the amount of $7,000 were more than 90 days delinquent.

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

         The  following   table  presents   Peoples   Federal's   mortgage  loan
origination and participation activity for the periods indicated:

                                                        Year ended September 30,
                                                    -----------------------------
                                                      2000                  1999
                                                    -------               -------
                                                          (In thousands)
Loans originated:
  One- to four-family residential (1)              $27,781               $29,980
  Multifamily residential                               -                     -
  Nonresidential                                       560                    34
  Consumer                                             359                   109
                                                    ------                ------
     Total loans originated                         28,700                30,123
                                                    ------                ------

Reductions:
  Principal repayments                             (16,984)              (21,389)
Increase in other items, net (2)                        34                     9
                                                    ------                ------
     Net increase                                  $11,750               $ 8,743
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

         Based on such limits, Peoples Federal was able to lend approximately $1.4 million to one borrower at September 30, 2000. The largest amount Peoples Federal had outstanding to one borrower at September 30, 2000, was $1.4 million, consisting of seven loans. Such loans were secured by three single-family residences and five nonresidential properties. All of such loans were current at September 30, 2000.

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

         Real estate acquired by Peoples Federal as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired, it is initially recorded by Peoples Federal at the lower of cost or fair value of the real estate, less estimated costs to sell. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry other real estate are charged to expense. Peoples Federal had no REO property at September 30, 2000.

         Peoples Federal evaluates a loan for nonaccrual status when the payments are 90 days or more past due.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                        September 30,
                                      ---------------------------------------------------------------------------------
                                                     2000                                         1999
                                      ------------------------------------         ------------------------------------
                                                                   Percent                                      Percent
                                                                  of total                                     of total
                                       Number        Amount        loans            Number       Amount         loans
                                       ------        ------      ---------          ------       ------       ---------
                                                                   (Dollars in thousands)
Loans delinquent for (1):
  30 - 59 days                           3           $  62           .07%              4          $403           .51%
  60 - 89 days                           -              -             -                2            18           .02
  90 days and over                       7             223           .25               8           114           .14
                                       ---             ---           ---             ---           ---           ---
   Total delinquent loans               10            $285           .32%             14          $535           .67%
                                        ==             ===           ===              ==           ===           ===

-------------------------------------

(1) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.


         The following table sets forth information with respect to the accrual and nonaccrual status of Peoples Federal's loans which are 90 days or more past due and other nonperforming assets at the dates indicated:

                                                                                 At September 30,
                                                                       -----------------------------------
                                                                         2000                       1999
                                                                      ----------                 ----------
                                                                              (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
  Real estate:
    Residential                                                          $192                       $ 92
    Nonresidential                                                         -                          -
  Consumer                                                                  7                          7
                                                                          ---                        ---
     Total nonaccruing loans                                              199                         99

Accruing loans contractually past due 90 days or more:
    Real estate:
      Residential                                                          24                         15
      Nonresidential                                                       -                          -
    Consumer                                                               -                          -
                                                                          ---                        ---
     Total accruing loans contractually past
       due 90 days or more                                                 24                         15
                                                                          ---                        ---

     Total nonperforming loans                                           $223                       $114
                                                                          ===                        ===

     Total loan loss allowance                                           $235                       $213
                                                                          ===                        ===

Total nonperforming assets as
a percentage of total assets                                              .22%                       .12%
                                                                          ===                        ===
Loan loss allowance as a percent
of nonperforming loans                                                    105%                       187%
                                                                          ===                        ===

         For the year ended September 30, 2000, gross interest income which would have been recorded had non-accruing loans been current in accordance with their original terms was $7,000. During the year ended September 30, 2000, interest which would have been recorded on nonaccruing loans increased by $4,000. During the periods shown, Peoples Federal had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No.
15. There are no loans which are not currently classified as nonaccrual, more than 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

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

         Generally, Peoples Federal classifies as "substandard" all loans that are delinquent more than 90 days, unless management believes the delinquency status is short term due to unusual circumstances. Loans delinquent fewer than 90 days may also be classified if the loans have the characteristics described above rendering classification appropriate.

         No mortgage loans and five consumer loans in Peoples Federal's portfolio were classified as substandard at September 30, 2000.

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

         The following table sets forth an analysis of Peoples Federal's allowance for loan losses for the periods indicated.

                                                                     For the year ended September 30,
                                                                     --------------------------------
                                                                         2000                 1999
                                                                       --------             --------
                                                                           (Dollars in thousands)
Balance at beginning of period                                           $213                  $196

Charge-offs                                                                -                     -
Recoveries                                                                 10                     5
Provision for loan losses (charged to operations)                          12                    12
                                                                          ---                   ---
Balance at end of period                                                 $235                  $213
                                                                          ===                   ===
Ratio of net charge-offs (recoveries) to
  average net loans outstanding during the
  period                                                                 (.01)%                (.01)%
Ratio of allowance for loan losses to total
  loans                                                                   .26%                  .27%


         At September 30, 2000, $30,000 of the allowance for loan losses was allocated to nonresidential loans and $205,000 was allocated to residential loans. At September 30, 1999, $30,000 of the allowance for loan losses was allocated to nonresidential loans and $183,000 was allocated to residential loans.

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

         Peoples Federal has also invested in mortgage-backed securities issued by two other issuers. The first security represents a $566,000 interest, at market value, in a trust fund consisting primarily of a pool of conventional adjustable-rate mortgage loans secured by first liens on multifamily residential real estate originated by Guardian Savings and Loan Association located in California ("Guardian Savings"). Peoples Federal receives a portion of the principal and interest payments made on the underlying loans.

         The second such security was repaid during the year ended September 30, 2000.

         Peoples Federal has also invested in collateralized mortgage obligations ("CMOs"). CMOs are securities issued by special purpose entities and secured by mortgage-backed securities. The cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. Each class has its own stated maturity, estimated average life, coupon rate and prepayment characteristics. All of Peoples Federal's CMOs are performing in accordance with their terms. All of Peoples Federal's CMOs, except one, are issued by and guaranteed by FNMA and FHLMC. None of Peoples Federal's CMOs are considered "high risk" under OTS pronouncements.

         Peoples Federal has purchased a privately issued CMO issued by General Motors Acceptance Corporation ("GMAC"). The GMAC security carries an investment grade rating and is backed by a diversified pool of fixed-rate mortgage loans with first liens on primarily multifamily residential, retail, commercial and industrial real estate properties. The GMAC security is carried at a market value of $1.1 million as of September 30, 2000. Peoples Federal is receiving, on a timely basis, the anticipated monthly interest payments related to the investments from the issuer's trustee. Principal payments are expected to be received in full by December 2007, the legal final maturity date.

         The risks of privately issued mortgage-backed and related securities include the possibility that borrowers will default on the loans or that borrowers will pay the loans before maturity, reducing the yield on Peoples Federal's investment. Peoples Federal is receiving timely payments on both privately issued securities. Neither of the privately issued securities are guaranteed.

         Mortgage-backed and related securities generally yield less than individual loans originated by Peoples Federal. In addition, a high rate of prepayment of the underlying loans could have a material negative effect on the yield on the securities, which are purchased at a premium over their original principal amounts. Mortgage-backed and related securities present less credit risk than loans originated by Peoples Federal and held in its portfolio, and Peoples Federal has purchased adjustable-rate mortgage-backed and related securities as part of its effort to reduce its interest rate risk. If interest rates rise in general, including the interest paid by Peoples Federal on its liabilities, the interest rates on the loans backing the mortgage-backed and related securities will also adjust upward. At September 30, 2000, $5.0 million of Peoples Federal's mortgage-backed and related securities had adjustable rates.

         The following table sets forth the carrying value of Peoples Federal's mortgage-backed and related securities at the dates indicated.

                                                                 At September 30
                                                       ---------------------------------
                                                          2000                     1999
                                                        ---------                --------
                                                                 (In thousands)
FNMA certificates                                       $1,479                   $ 1,659
GNMA certificates                                        2,976                     3,568
FHLMC certificates                                       3,191                     4,544
Guardian Savings and Loan certificate                      566                       684
Discovery Resort Limited Partnership Notes                  -                         34
Collateralized mortgage obligations -
  GMAC                                                   1,060                        -
  FHLMC REMIC                                               96                       123
                                                         -----                    ------

Total mortgage-backed  and related securities           $9,368                   $10,612
                                                         =====                    ======

         The following table sets forth information regarding scheduled maturities, amortized costs, market value and weighted average yields of Peoples Federal's mortgage-backed and related securities at September 30, 2000. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                       At September 30, 2000
                     ------------------------------------------------------------------------------------------------------------
                                           After one to                                            Total mortgage-backed and related
                      One year or less      five years      After five to ten    After ten years       securities portfolio
                     -----------------  -----------------   -----------------  ------------------  ------------------------------
                     Carrying  Average  Carrying  Average   Carrying  Average  Carrying   Average  Carrying     Market    Average
                       value    yield     value    yield      value    yield     value     yield     value      value      yield
                                                                       (Dollars in thousands)
FNMA certificates      $  -       -%      $ -        -  %   $  285     8.48%    $1,194     6.91%    $1,479      $1,494      7.08%
GNMA certificates         -       -         -        -          -       -        2,976     6.95      2,976       2,988      6.95
FHLMC certificates        -       -        85       8.14       382     7.95      2,724     6.87      3,191       3,202      6.94
Guardian Savings and
  Loan certificate        -       -         -        -          -       -          566     6.52        566         566      6.52
GMAC CMO                  -       -         -        -       1,060     8.04         -        -       1,060       1,060      8.04
FHLMC  REMICs             -       -         -        -          -       -           96     7.47         96          96      7.47
                        ---      --        --       ----     -----     ----      -----     ----      -----       -----      ----

     Total             $  -       -%      $85       8.14%   $1,727     8.09%    $7,556     6.89%    $9,368      $9,406      7.12%
                        ===      ==        ==       ====     =====     ====      =====     ====      =====       =====      ====


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

         Peoples Federal's investments include three automobile loan pass-through certificates. Such certificates represent interests in pools of automobile loans. In November 1996, Duff & Philips withdrew its ratings on some certificates and at September 30, 1997, these investments were written down to estimated realizable value. During fiscal 1998, all collections were applied to principal until the recorded values of the investments were eliminated. Further collections during fiscal 1999 and 2000 were recorded as a recovery to the allowance for loan losses. Final collections on these certificates were made during fiscal 2000.

         The following table sets forth the composition of Peoples Federal's certificates of deposit in the Federal Home Loan Bank (the "FHLB") of Cincinnati and investment securities at the dates indicated:

                                                                        At September 30,
                                    -------------------------------------------------------------------------------------
                                                        2000                                      1999
                                    --------------------------------------------  ---------------------------------------
                                    Carrying        % of       Market       % of  Carrying      % of      Market     % of
                                       value       Total        value      Total     value     Total       value    Total
                                       -----       -----        -----      -----     -----     -----       -----    -----
                                                                      (Dollars in thousands)
Certificates of deposit in the
  FHLB                                $   -          -    %    $   -        -   %   $1,000      24.81%    $1,000     24.55%

Investment securities:
FHLB and FHLMC stock                   1,511       61.50        1,511      60.56     2,074      51.47      2,074     50.90

Municipal securities                     946       38.50          984      39.44       956      23.72      1,000     24.55
                                       -----      ------        -----     ------     -----     ------      -----    ------

Total interest-bearing deposits
  and investment securities           $2,457      100.00%      $2,495     100.00%   $4,030     100.00%    $4,074    100.00%
                                       =====      ======        =====     ======     =====     ======      =====    ======

         The following tables set forth the contractual maturities, carrying values, market values and average yields for Peoples Federal's certificates of deposit in the FHLB of Cincinnati and investment securities at September 30, 2000.

                                                                    At September 30, 2000
                                           One year or less       After one to five years      After five years
                                      ------------------------    -----------------------    ----------------------
                                       Carrying        Average       Carrying    Average     Carrying       Average
                                        value          yield          value      yield        value         yield
                                      ---------      ---------      ---------  ---------    ---------     ---------
                                                                     (Dollars in thousands)
Investment securities:
FHLB and FHLMC stock                     $1,511           5.38%          $ -           - %       $ -            - %
Municipal securities                         87           6.28            191       5.88          668         6.13
                                          -----           ----            ---       ----          ---         ----
Total                                    $1,598           5.43%          $191       5.88%        $668         6.13%
                                          =====           ====            ===       ====          ===         ====


                                                                              At September 30, 2000
                                                        --------------------------------------------------------------
                                                         Average                                             Weighted
                                                          life           Carrying           Market            average
                                                        in years          value            value               yield
                                                        --------        ---------        ---------           --------
                                                                              (Dollars in thousands)
Investment securities:
FHLB and FHLMC stock                                       -              $1,511           $1,511              5.38%
Municipal securities                                       4.82              946              984              6.09
                                                           ----            -----            -----              ----

Total                                                      4.82           $2,457           $2,495              5.65%
                                                           ====            =====            =====              ====


Deposits and Borrowings

         General. Deposits have traditionally been the primary source of Peoples Federal's funds for use in lending and other investment activities. In addition to deposits, Peoples Federal derives funds from interest payments and principal repayments on loans and mortgage-backed and related securities, income on earning assets, service charges and gains on the sale of assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions. Peoples Federal first received FHLB advances in April 1998 and PFC borrowed funds for a brief period in September and October 1997. FHLB advances have become a substantial source of funds on which Peoples Federal relies.

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

         At September 30, 2000, Peoples Federal's certificates of deposit totaled $54.6 million, or 77% of total deposits. Of such amount, approximately $28.8 million in certificates of deposit mature within one year. Based on past experience and Peoples Federal's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Peoples Federal at maturity. If there is a significant deviation from historical experience, Peoples Federal can utilize borrowings from the FHLB as an alternative to this source of funds.

         The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Peoples Federal at the dates indicated:

                                                                                At September 30,
                                                        -----------------------------------------------------------
                                                                     2000                           1999
                                                        --------------------------       --------------------------
                                                                           Percent                          Percent
                                                                          of total                         of total
                                                          Amount          deposits         Amount          deposits
                                                          ------          --------         ------          --------
                                                                           (Dollars in thousands)
Transaction accounts:
--------------------
 NOW accounts (1)                                         $2,865               4.05%     $  2,064              3.11%
 Money market accounts (2)                                 3,072               4.34         2,603              3.93
 Passbook savings accounts (3)                            10,189              14.40        10,869             16.40
                                                          ------             ------        ------            ------

  Total transaction accounts                              16,126              22.79        15,536             23.44

Certificates of deposit:
-----------------------
   2.01 -  4.00%                                             661                .93         1,268              1.91
   4.01 -  6.00%                                          23,564              33.30        40,699             61.41
   6.01 -  8.00%                                          30,407              42.97         8,773             13.24
                                                          ------             ------        ------            ------

  Total certificates of deposit                           54,632              77.21        50,740             76.56
                                                          ------             ------        ------            ------

  Total deposits                                         $70,758             100.00%      $66,276            100.00%
                                                          ======             ======        ======            ======

-----------------------------

(1) Peoples Federal's weighted average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. The weighted average rate on NOW accounts was .48% and 1.29% at September 30, 2000 and 1999, respectively.

(2) Peoples Federal's weighted average interest rate paid on money market accounts fluctuates with the general movement of interest rates. The weighted average rate on money market accounts was 3.98% and 2.19% at September 30, 2000 and 1999, respectively.

(3) Peoples Federal's weighted average rate on passbook savings accounts fluctuates with the general movement of interest rates. The weighted average rate on passbook accounts was 2.00% at September 30, 2000 and 1999.


         The following table shows rate and maturity information for Peoples Federal's certificates of deposit as of September 30, 2000:

                                                                             Amount Due
                                             ------------------------------------------------------------------------
                                                                 Over             Over
                                               Up to         1 year to         2 years to        Over
                                             one year         2 years           3 years         3 years         Total
                                             --------         -------           -------         -------         -----
                                                                           (In thousands)
  2.01 -   4.00%                              $   651         $    10           $   -          $   -          $   661
  4.01 -   6.00                                18,094           1,861            2,893            716          23,564
  Over  6.01                                   10,025          13,321            3,490          3,571          30,407
                                               ------          ------            -----          -----          ------

  Total certificates
    of deposit                                $28,770         $15,192           $6,383         $4,287         $54,632
                                               ======          ======            =====          =====          ======

         The  following   table   presents  the  amount  of  Peoples   Federal's
certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 2000:

   Maturity                                                       Amount
   --------                                                       ------
                                                          (In thousands)
   Three months or less                                           $2,439
   Over 3 months to 6 months                                       1,726
   Over 6 months to 12 months                                        486
   Over 12 months                                                  3,174
                                                                   -----

         Total                                                    $7,825
                                                                   =====


         The following table sets forth Peoples Federal's deposit account balance activity for the periods indicated:

                                                         Year ended September 30,
                                                    --------------------------------
                                                       2000                    1999
                                                     --------                --------
                                                          (Dollars in thousands)
  Beginning balance                                   $66,276               $65,797

  Deposits                                             68,497                56,363
  Withdrawals                                         (66,747)              (58,380)
                                                       ------                ------
  Net increase (decrease) before interest credited      1,750                (2,017)
  Interest credited                                     2,732                 2,496
                                                       ------                ------

  Ending balance                                      $70,758               $66,276
                                                       ======                ======

    Net increase                                      $ 4,482               $   479
                                                       ======                ======

    Percent increase                                     6.76%                  .73%
                                                         ====                   ===


         Borrowings. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, Peoples Federal is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At September 30, 2000, Peoples Federal was in compliance with the QTL Test.

         The following table sets forth certain information as to PFC's borrowings at the dates indicated:

                                                        At September 30,
                                                ------------------------------
                                                   2000                 1999
                                                 ---------            --------
                                                    (Dollars in thousands)
FHLB advances                                     $18,650              $11,000
Weighted average interest rate of FHLB
  advances                                           6.92%               5.45%


         The following table sets forth the maximum balance, the average balance and the weighted average interest rate of PFC's borrowings:

                                                            Year ended September 30,
                                                          2000                 1999
                                                           (Dollars in thousands)
Maximum balance                                          $19,500               $12,000
Average balance                                           15,950                 6,917
Weighted average interest rate                              6.25%                 4.94%


Yields Earned and Rates Paid

         The spread between the average interest rate on interest-earning assets and the average interest rate on interest-bearing liabilities decreased to 2.31% for the year ended September 30, 2000, from 2.43% for the year ended September 30, 1999. The spread for the year ended September 30, 1999, decreased from 2.53% for the year ended September 30, 1998.

         The yield on interest-earning assets increased to 7.40% for the year ended September 30, 2000, from 7.19% for the year ended September 30, 1999, as the loans receivable average balance increased, with a small decrease in average rate and the average rates on investments and mortgage-backed securities increased. The cost of funds to Peoples Federal increased to 5.09% for the year ended September 30, 2000, from 4.76% for the year ended September 30, 1999, due primarily to higher rates and higher average balances on certificates of deposit and FHLB advances.

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

                                                                                      At September 30,
                                                                             -------------------------------
                                                                                2000                   1999
                                                                              --------               --------
Weighted average yield on loan portfolio                                         7.56%                 7.47%
Weighted average yield on mortgage-backed and related securities                 7.12                  6.44
Weighted average yield on investment securities                                  5.63                  4.71
Weighted average yield on interest-bearing deposits                              5.33                  4.29
Weighted average yield on all interest-earning assets                            7.44                  7.14
Weighted average yield on deposits                                               5.38                  4.78
Weighted average yield on borrowings                                             6.92                  5.45
Weighted average yield paid on all interest-bearing liabilities                  5.71                  4.88
                                                                                 ----                  ----
Interest rate spread (spread between weighted average interest rate
  on all interest-bearing assets and all interest-bearing liabilities)           1.73%                 2.26%
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

Subsidiaries

         Peoples Federal owns all of the outstanding shares of Massillon Community Service Corporation, an inactive corporation.

Personnel

         As of September 30, 2000, Peoples Federal had 26 full-time employees and 3 part-time employees.


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

         "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain core capital of at least 4% of their total assets, except for associations with the highest examination rating and acceptable levels of risk.

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as adjusted core capital plus certain additional items of capital, which in the case of Peoples Federal includes a general loan loss allowance of $235,000 at September 30, 2000.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement. Pursuant to the interest rate risk component, a savings association must measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of such excess exposure from its total capital when determining its risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio in excess of 12% is not subject to the interest rate risk component.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Peoples Federal's capital at September 30, 2000, met the standards for the highest category, a "well-capitalized" institution.

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

         Liquidity. OTS regulations require that a savings association maintain a minimum balance of liquid assets (such as cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations). At September 30, 2000, such minimum requirement was an amount equal to a daily average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less computed as of the end of the prior quarter or based on the average daily balance during the prior quarter. Monetary penalties may be imposed upon associations failing to meet the liquidity requirement. The eligible liquidity of Peoples Federal at September 30, 2000, was approximately $10.4 million, or 12.3%.

         Qualified Thrift Lender Test. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions and the savings association will not be eligible for new FHLB advances. At September 30, 2000, Peoples Federal was a QTL.

         Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Peoples Federal was in compliance with such restrictions at September 30, 2000.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. PFC is an affiliate of Peoples Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Peoples Federal was in compliance with these requirements and restrictions at September 30, 2000.

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

         As a unitary savings and loan holding company, PFC generally has no restrictions on its activities. The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of PFC and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 2000, Peoples Federal met both those tests.

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

         Federal Regulation of Acquisitions of Control of PFC and Peoples Federal. Federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Peoples Federal or PFC without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition.

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

Federal Reserve Requirements

         Effective December 21, 2000, FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $42.8 million (subject to an exemption of up to $5.5 million), and of 10% of net transaction accounts in excess of $42.8 million. At September 30, 2000, Peoples Federal was in compliance with the reserve requirements then in effect and also with the new requirements.

Federal Home Loan Banks

         The Federal Home Loan Banks provide credit to their members in the form of advances. Peoples Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Peoples Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Peoples Federal was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $993,000 at September 30, 2000.

         FHLB advances to member institutions who meet the QTL Test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At September 30, 2000, Peoples Federal's maximum limit on advances was approximately $19.9 million and Peoples Federal had advances totaling $18.7 million. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

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


                                    TAXATION

Federal Taxation

         PFC and Peoples Federal are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, PFC and Peoples Federal may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on
"alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration. PFC's average gross receipts for the three tax years ending on September 30, 2000 is $41,000, and, as a result, PFC does qualify as a small corporation exempt from the alternative minimum tax. Peoples Federal's average gross receipts for the three tax years ending on September 30, 2000, is $7.1 million, and, as a result, Peoples Federal does not qualify as a small corporation exempt from the alternative minimum tax.

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

         The balance of the pre-1988  reserves is subject to the  provisions  of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Peoples Federal to PFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Peoples Federal for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 2000, the pre-1988 reserves of Peoples Federal for tax purposes totaled approximately $1.8 million. Peoples Federal believes it had approximately $4.3 million of accumulated earnings and profits for tax purposes as of September 30, 2000, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether
Peoples Federal will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Peoples Federal have been audited or closed without audit through fiscal year 1996. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Peoples Federal.

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

         Peoples Federal is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.3% for tax year 2000 and after of the taxable book net worth of Peoples Federal determined in accordance with generally accepted accounting principles. For tax years 1999 and 1998 and prior the franchise tax on financial institutions was computed as 1.4% and 1.5%, respectively, of the taxable book net worth. As a "financial institution," Peoples Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio.


Item 2.       Description of Property

         The following table sets forth certain information at September 30, 2000, regarding the properties on which the main office, the branch office and the lending office of Peoples Federal are located:


                                            Owned           Date       Square               Net
Location                                 or leased        acquired    footage           book value(1)         Deposits
--------                                 ---------        --------    -------           ----------            --------
                                                                                                (In thousands)
Main Office:

211 Lincoln Way East
Massillon, Ohio 44646                       Owned           1958        7,200               $974                $51,992

Branch Offices:

2312 Lincoln Way N.W.
Massillon, Ohio 44647                       Owned           1978        1,400               $307                $18,271

One Massillon Marketplace Drive S.W.
Massillon, Ohio 44646                    Leased(2)          2000          -                 $287                   $495

Lending Office:

4344 Metro Circle, N.W.
North Canton, Ohio 44720                 Leased(3)           N/A          -                 $ 20                    N/A

-----------------------------

(1) At September 30, 2000, Peoples Federal's office premises and equipment had a total net book value of $1.6 million. For additional information regarding Peoples Federal's office premises and equipment, see Notes A and E of Notes to Consolidated Financial Statements.

(2) The lease is for a term of five years, expiring in 2005, with two five-year option renewals.

(3) The lease is for a term of three years, expiring in 2002, with a three-year renewal option.


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

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

         There were 1,234,085 common shares of PFC outstanding on December 4, 2000, held of record by approximately 364 shareholders. Price information with respect to PFC's common shares is quoted on The Nasdaq SmallCap Market ("Nasdaq") under the symbol "PFFC." The high and low bids for the common shares of PFC, as quoted by Nasdaq, and dividends declared per common share for fiscal years ending September 30, 1999 and September 30, 2000, are set forth below. Such amounts do not include retail markups, markdowns or commissions.

                              09/00      06/00      03/00      12/99       09/99       06/99        03/99       12/98
                              -----      -----      -----      -----       -----       -----        -----       -----
Dividends Declared           $  0.120   $0.120     $0.115    $ 3.160     $ 0.160     $ 0.160      $ 0.150     $ 0.150
High Bid During Quarter         5.906    6.500      8.000     11.000      10.000      10.125       10.875      12.000
Low Bid During Quarter          5.125    5.000      5.125      6.250       9.438       8.750        8.000       9.500

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

Item 6.       Management's Discussion and Analysis or Plan of Operation

         The information required herein is incorporated by reference from PFC's 2000 Annual Report to Shareholders ("Annual Report"), Management's Discussion and Analysis of which is included in Exhibit 13 as attached hereto.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The information contained in the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of PFC (the "Proxy Statement"), which is included as Exhibit 99.1 hereto, under the caption "PROPOSAL ONE - ELECTION OF DIRECTORS" is incorporated herein by reference.

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

           (a)   Exhibits

                 3.1     Articles of Incorporation (incorporated by reference)

                 3.2     Code of Regulations (incorporated by reference)

                 10.1    Employment Agreement with Mr. Paul von Gunten

                 10.2    Employment Agreement with Mr. Alan Edie

                 10.3    Employment Agreement with Mr. James Rinehart

                 10.4 Peoples Financial Corporation 1997 Stock Option and Incentive Plan (incorporated by reference)

                 10.5 Peoples Financial Corporation Recognition and Retention Plan and Trust Agreement (incorporated by reference)

                 13      Portions of 2000 Annual Report to Shareholders

                 21 Subsidiaries of Peoples Financial Corporation (incorporated by reference)

                 23      Consent of Grant Thornton LLP

                 27      Financial Data Schedule

                 99.1 Proxy Statement for 2001 Annual Meeting of Shareholders (incorporated by reference)

                 99.2 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

           (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PEOPLES FINANCIAL CORPORATION


                                           By/s/Paul von Gunten
                                             ---------------------------------
                                             Paul von Gunten
                                             President
                                             (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Paul von Gunten                  By /s/ James R. Rinehart
   --------------------------              --------------------------------
    Paul von Gunten                        James R. Rinehart
    President and Director                 Treasurer
                                           (Principal Financial Officer)


Date:  December 28, 2000                Date:  December 28, 2000



By /s/ Victor C. Baker                  By /s/ James P. Bordner
   --------------------------              --------------------------------
    Victor C. Baker                        James P. Bordner
    Director                               Director


Date:  December 28, 2000                Date:  December 28, 2000



By /s/ Alan C. Edie                     By /s/ Thomas E. Shelt
   --------------------------              --------------------------------
    Alan C. Edie                           Vincent G. Matecheck
    Director                               Secretary and Director



Date:  December 28, 2000                Date:  December 28, 2000



By /s/ Thomas E. Shelt                  By /s/ Vince E. Stephan
   --------------------------              --------------------------------
    Thomas E. Shelt                        Vince E. Stephan
    Director                               Chairman of the Board of Directors


Date:  December 28, 2000                Date:  December 28, 2000

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

3.2           Code of Regulations of Peoples Financial Corporation     Incorporated by reference to Exhibit 3.2 to the
                                                                       S-1.

10.1          Employment Agreement with Mr. von Gunten

10.2          Employment Agreement with Mr. Edie

10.3          Employment Agreement with Mr. Rinehart

10.4          Peoples Financial Corporation 1997 Stock Option          Incorporated by reference to Exhibit A to the
              and Incentive Plan                                       definitive Proxy Statement filed with the SEC on
                                                                       February 6, 1997.

10.5          Peoples Financial Corporation Recognition and            Incorporated by reference to Exhibit B to the
              Retention Plan and Trust Agreement                       definitive Proxy Statement filed with the SEC on
                                                                       February 6, 1997.

13            Portions of 2000 Annual Report to Shareholders

21            Subsidiaries of Peoples Financial Corporation            Incorporated by reference to Exhibit 21 to the
                                                                       1996 10-KSB.
23            Consent of Grant Thornton LLP

27            Financial Data Schedule

99.1          Proxy Statement for the 2001 Annual Meeting of           Incorporated by reference to definitive Proxy
              Shareholders.                                            Statement to be filed separately.

99.2          Safe Harbor Under the Private Securities Litigation
              Reform Act of 1995
