Form 10QSB
period 2000-12-31
PEOPLES FINANCIAL CORP \OH\
filed 2001-02-09
CIK 1011221

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 2000
                               ------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File No. 0-28838

                          PEOPLES FINANCIAL CORPORATION
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Ohio                                                   34-1822228
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                   211 Lincoln Way East, Massillon, Ohio 44646
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (330) 832-7441
-------------------------------------------------------------------------------
                           (Issuer's telephone number)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 9, 2001 - 1,234,085 common shares

Transitional Small Business Disclosure Format (Check one):  Yes [   ]    No [X]


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





































                               Page 2 of 17 pages

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)

                                                                December 31,   September 30,
         ASSETS                                                         2000            2000
Cash and due from banks                                             $    408        $    437
Interest-bearing deposits in other financial institutions              1,736           1,191
                                                                     -------         -------

         Cash and cash equivalents                                     2,144           1,628



Investment securities designated as available for sale -
  at market                                                              565             518
Investment securities held to maturity - at cost, approximate market value of $972 and $984 as of December 31, 2000
  and September 30, 2000                                                 934             946
Mortgage-backed and related securities designated
  as available for sale - at market                                    6,664           6,847
Mortgage-backed and related securities held to maturity - at amortized cost, approximate market value of $2,420 and
  $2,559 as of December 31, 2000 and September 30, 2000                2,379           2,521
Loans receivable - net                                                88,114          84,834
Office premises and equipment - at depreciated cost                    1,561           1,588
Stock in Federal Home Loan Bank - at cost                              1,054             993
Accrued interest receivable                                              340             350
Prepaid expenses and other assets                                         45             213
                                                                     -------         -------

         Total assets                                               $103,800        $100,438
                                                                     =======         =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                            $ 72,358        $ 70,758
Advances from the Federal Home Loan Bank                              20,200          18,650
Other liabilities                                                        405             290
Accrued federal income taxes                                              52             116
Deferred federal income taxes                                            349             309
                                                                     -------         -------

         Total liabilities                                            93,364          90,123

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                              -               -
  Common stock - authorized 6,000,000 shares without par
    or stated value; 1,491,012 shares issued                             -               -
  Additional paid-in capital                                           7,360           7,360
  Retained earnings - restricted                                       6,063           6,020
  Accumulated comprehensive income, unrealized gains
    on securities designated as available
    for sale, net of related tax effects                                 391             313
  Less 256,927 treasury shares, at cost                               (3,378)         (3,378)
                                                                     -------         -------

         Total shareholders' equity                                   10,436          10,315
                                                                     -------         -------

         Total liabilities and shareholders' equity                 $103,800        $100,438
                                                                     =======         =======




                               Page 3 of 17 pages

                       CONSOLIDATED STATEMENTS OF EARNINGS

                          PEOPLES FINANCIAL CORPORATION

                     For the three months ended December 31,
                        (In thousands, except share data)


                                                                                2000                1999
Interest income
  Loans                                                                       $1,661              $1,395
  Mortgage-backed and related securities                                         168                 166
  Investment securities                                                           35                  42
  Interest-bearing deposits and other                                             16                  50
                                                                               -----               -----
         Total interest income                                                 1,880               1,653

Interest expense
  Deposits                                                                       946                 791
  Borrowings                                                                     324                 186
                                                                               -----               -----
         Total interest expense                                                1,270                 977
                                                                               -----               -----

         Net interest income                                                     610                 676

Provision for losses on loans                                                      3                   3
                                                                               -----               -----

         Net interest income after provision for
           losses on loans                                                       607                 673

Other income
  Gain on sale of investment securities
    designated as available for sale                                              96                  68
  Other operating                                                                 34                  14
                                                                               -----               -----
         Total other income                                                      130                  82

General, administrative and other expense
  Employee compensation and benefits                                             304                 263
  Occupancy and equipment                                                         86                  69
  Franchise taxes                                                                 42                  48
  Federal deposit insurance premiums                                               4                  10
  Data processing                                                                 35                  28
  Advertising                                                                     19                   7
  Other operating                                                                 75                  83
                                                                               -----               -----
         Total general, administrative and other expense                         565                 508
                                                                               -----               -----

         Earnings before income taxes                                            172                 247

Federal income taxes
  Current                                                                         55                  80
  Deferred                                                                        -                   -
                                                                               -----               -----
         Total federal income taxes                                               55                  80
                                                                               -----               -----

         NET EARNINGS                                                         $  117              $  167
                                                                               =====               =====

         EARNINGS PER SHARE
           Basic                                                                $.09                $.13
                                                                                 ===                 ===

           Diluted                                                              $.09                $.13
                                                                                 ===                 ===




                               Page 4 of 17 pages

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                          PEOPLES FINANCIAL CORPORATION

                     For the three months ended December 31,
                                 (In thousands)


                                                                           2000                1999
Net earnings                                                               $117                $167

Other comprehensive income, net of taxes:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $73 and $(47) in
    2000 and 1999, respectively                                             141                 (92)

Reclassification adjustment for realized gains included in net earnings, net of tax of $33 and $23 in 2000 and
     1999, respectively                                                     (63)                (45)
                                                                            ---                 ---

Comprehensive income                                                       $195                $ 30
                                                                            ===                 ===

Accumulated comprehensive income                                           $391                $592
                                                                            ===                 ===






























                               Page 5 of 17 pages

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          PEOPLES FINANCIAL CORPORATION

                     For the three months ended December 31,
                                 (In thousands)


                                                                                                 2000              1999
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                                  $  117            $  167
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation of premises and equipment                                                         40                27
    Amortization of premiums and discounts on investment securities
      and mortgage-backed securities, net                                                          (1)                4
    Gain on sale of investment securities designated
       as available for sale                                                                      (96)              (68)
    Amortization of deferred loan origination fees                                                (13)              (12)
    Provision for losses on loans                                                                   3                 3
    Federal Home Loan Bank stock dividends                                                        (19)              (16)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                  10                58
      Prepaid expenses and other assets                                                           168               107
      Other liabilities                                                                           113               126
      Accrued interest payable                                                                      2                17
      Prepaid federal income taxes                                                                (64)               79
                                                                                                -----             -----

         Net cash provided by operating activities                                                260               492

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed and related securities                                  395                619
  Proceeds from sale of investment securities                                                      97                 69
  Principal repayments and maturities of investment securities                                     12              1,012
  Purchase of Federal Home Loan Bank stock                                                        (42)                -
  Loan principal repayments                                                                     3,804              3,851
  Loan disbursements                                                                           (7,073)            (6,232)
  Purchase of office premises and equipment                                                       (13)                -
                                                                                                -----              -----
         Net cash used in investing activities                                                 (2,820)              (681)
                                                                                                -----              -----

         Net cash used in operating and investing
           activities (balance carried forward)                                                (2,560)              (189)
                                                                                                -----              -----













                               Page 6 of 17 pages

                          PEOPLES FINANCIAL CORPORATION

                     For the three months ended December 31,
                                 (In thousands)


                                                                                                 2000              1999
         Net cash used in operating and
            investing activities (balance brought forward)                                    $(2,560)          $  (189)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              1,600             2,263
  Proceeds from Federal Home Loan Bank advances                                                21,300            18,000
  Repayment of Federal Home Loan Bank advances                                                (19,750)          (16,000)
  Cash dividends paid                                                                             (74)           (3,998)
                                                                                               ------            ------
         Net cash provided by financing activities                                              3,076               265
                                                                                               ------            ------

Net increase (decrease) in cash and cash equivalents                                              516                76

Cash and cash equivalents at beginning of period                                                1,628             2,620
                                                                                               ------            ------

Cash and cash equivalents at end of period                                                    $ 2,144           $ 2,696
                                                                                               ======            ======

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                      $   119           $    -
                                                                                               ======            ======

    Interest on deposits and borrowings                                                       $ 1,268           $   960
                                                                                               ======            ======

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
   for sale, net of related tax effects                                                       $    78           $  (137)
                                                                                               ======            ======




















                               Page 7 of 17 pages

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          PEOPLES FINANCIAL CORPORATION

          For the three month periods ended December 31, 2000 and 1999


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Financial Corporation included in the Annual Report on Form 10-KSB for the year ended September 30, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended December 31, 2000, are not necessarily indicative of the results which may be expected for an entire fiscal year.

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

SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. Management adopted SFAS No. 133 effective October 1, 2000, as required, without material impact on the Corporation's financial position or results of operations.






                               Page 8 of 17 pages

                          PEOPLES FINANCIAL CORPORATION

          For the three month periods ended December 31, 2000 and 1999


4.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 1,234,085 and 1,265,108 for the three-month periods ended December 31, 2000 and 1999 respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under PFC's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,234,085 for the three-month period ended December 31, 2000 and 1,265,108 for the three-month period ended December 31, 1999.

Options to purchase 116,617 shares of common stock at a weighted-average exercise price of $12.39 per share were outstanding at December 31, 2000 and 1999, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

5.  Reclassifications

Certain prior year amounts have been reclassified to conform to the 2000 consolidated financial statement presentation.

























                               Page 9 of 17 pages

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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of allowance for loan losses and the effect of certain recent accounting pronouncements.


Discussion of Financial Condition Changes from September 30, 2000 to December 31, 2000

PFC's assets totaled $103.8 million as of December 31, 2000, an increase of $3.4 million, or 3.3%, over the September 30, 2000 total. The increase in assets was funded primarily by an increase in deposits of $1.6 million and an increase in advances from the Federal Home Loan Bank ("FHLB") of $1.6 million. The increase in assets was comprised primarily of increases in loans receivable of $3.3 million, offset by net decreases in investment securities and mortgage-backed securities of $290,000.

Cash and cash equivalents totaled $2.1 million at December 31, 2000, an increase of $516,000, or 31.7%, over the total at September 30, 2000.

Investment securities totaled $1.5 million at December 31, 2000, an increase of $35,000, or 2.4%, over the total at September 30, 2000. This increase resulted primarily from a net increase of $48,000 in unrealized gains and maturities of $12,000.

Mortgage-backed securities totaled $9.0 million at December 31, 2000, a decrease of $325,000, or 3.5%, from the total at September 30, 2000. This decrease resulted primarily from principal repayments of $395,000, partially offset by an increase in net unrealized gains of $70,000. Proceeds from principal repayments were primarily used to fund loan originations.

Net loans receivable totaled $88.1 million at December 31, 2000, an increase of $3.3 million, or 3.9%, over the September 30, 2000 total. The increase is attributable to Peoples Federal's continued focus on its marketing program to originate new fixed and adjustable-rate mortgage loans and home equity loans at the main office and the branch lending office, offset by an increase in construction loans. The allowance for loan losses totaled $238,000 at December 31, 2000, an increase of $3,000, over the balance at September 30, 2000. The allowance represented .25% and .26% of total loans at December 31, 2000 and September 30, 2000, respectively. Nonperforming loans totaled $223,000 at both December 31, 2000 and September 30, 2000.




                               Page 10 of 17 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

Discussion of Financial Condition Changes from September 30, 2000 to December 31, 2000 (continued)

Deposits totaled $72.4 million at December 31, 2000, an increase of $1.6 million, or 2.3%, over the September 30, 2000 amount. During the three months ended December 31, 2000, certificates of deposit increased by $1.6 million, as Peoples Federal offered rates designed to maintain certificates and control interest costs. NOW accounts decreased by $54,000 during the period. Passbook deposits and statement savings accounts decreased by $533,000 during the period. Premium savings accounts increased by $545,000 during the period.

Advances from the FHLB totaled $20.2 million at December 31, 2000, an increase of $1.6 million, or 8.3%, over the September 30, 2000 amount, as PFC used advances primarily to fund loan originations. At December 31, 2000, borrowings included $4.8 million of variable rate advances maturing in fiscal 2001 and fixed rate advances of $3.4 million maturing in fiscal 2001 and $2.0 million maturing in fiscal 2002. The remainder of advances from the FHLB were comprised of convertible fixed rate advances of $10.0 million with final maturities currently scheduled for 2010.

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








                               Page 11 of 17 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


Discussion of Financial Condition Changes from September 30, 2000 to December 31, 2000 (continued)

As of December 31, 2000 and September 30, 2000, management believes that the Association met all capital adequacy requirements to which it was subject.

                                                                As of December 31, 2000
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                                  (Dollars in thousands)
Tangible capital                         $9,129     8.8%         =>$1,549    =>1.5%          =>$5,164     => 5.0%

Core capital                             $9,129     8.8%         =>$4,132    =>4.0%          =>$6,197     => 6.0%

Risk-based capital                       $9,617    16.2%         =>$4,740    =>8.0%          =>$5,925     =>10.0%

                                                                As of September 30, 2000
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                                  (Dollars in thousands)

Tangible capital                         $9,000     9.0%         =>$1,503    =>1.5%          =>$5,011     => 5.0%

Core capital                             $9,000     9.0%         =>$4,009    =>4.0%          =>$6,013     => 6.0%

Risk-based capital                       $9,464    16.7%         =>$4,529    =>8.0%          =>$5,661     =>10.0%


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2000 and 1999

General

Net earnings for the three months ended December 31, 2000, totaled $117,000, compared to $167,000 for the same period in 1999, a decrease of $50,000, or 29.9%. The decline in earnings resulted primarily from a decrease in net interest income of $66,000, or 9.8%, and an increase in general, administrative and other expense of $57,000, or 11.2%, which were partially offset by an increase in gain on sale of investment securities of $28,000, or 41.2%, an increase in other operating income of $20,000 or 142.9%, and a decrease in federal income taxes of $25,000, or 31.3%.




                               Page 12 of 17 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2000 and 1999 (continued)

Net Interest Income

Interest income on loans for the three months ended December 31, 2000, increased by $266,000, or 19.1%, over the 1999 period. This increase resulted primarily from a $12.9 million, or 17.2%, increase in the average net loan portfolio balance outstanding and an increase in weighted-average yield from 7.46% in the three months ended December 31, 1999 to 7.58% in the 2000 period. Interest income on mortgage-backed and related securities, investment securities and interest-bearing deposits decreased by $39,000, or 15.1%, from the 1999 period. This decrease resulted from a $3.6 million, or 22.3%, decrease in average portfolio balances outstanding, partly offset by an increase in weighted average yield from 6.33% in the 1999 quarter to 6.92% in the 2000 quarter.

Interest expense on deposits increased by $155,000, or 19.6%, for the three months ended December 31, 2000, as compared to the same period in 1999. This increase resulted from an increase of $3.5 million, or 5.1%, in average deposit balances outstanding, coupled with an increase in the weighted-average cost of funds, from 4.63% in 1999 to 5.27% in 2000. Interest expense on FHLB advances increased by $138,000, or 74.2%, for the three months ended December 31, 2000, as compared to the same period in 1999. The average advances outstanding from the FHLB increased to $19.4 million in the quarter ended December 31, 2000, from $13.0 million in the same quarter of 1999, and the weighted-average interest rate increased to 6.67% in 2000 from 5.73% in 1999.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $66,000, or 9.8%, for the three months ended December 31, 2000, compared to the same period in 1999. The interest rate spread decreased to 1.93% for the three months ended December 31, 2000, as compared to 2.45% for the corresponding 1999 three-month period. The net interest margin decreased to 2.44% for the three months ended December 31, 2000, as compared to 2.97% for the comparable 1999 period.

Provision for Losses on Loans

It is the Association's policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). After considering the above guidelines, management decided to increase the allowance for loan losses by $3,000 during both the three month periods ended December 31, 2000 and 1999. There can be no assurance that the allowance for loan losses of Peoples Federal will be adequate to cover losses on nonperforming loans in the future.







                               Page 13 of 17 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2000 and 1999 (continued)

Other Income

Other income totaled $130,000 for the three months ended December 31, 2000, an increase of $48,000, or 58.5%, over the 1999 amount. The increase was primarily the result of a larger gain on sale of FHLMC common stock during the three months ended December 31, 2000 than for the comparable 1999 period. FHLMC common stock with a book value of $1,000 was sold in December 2000 for $97,000, resulting in a realized gain of $96,000, while FHLMC common stock with a book value of $1,000 was sold in December 1999 for $69,000, resulting in a realized gain of $68,000. Other operating income amounted to $34,000 for three-month period ended December 31, 2000, an increase of $20,000, or 142.9%, over the comparable 1999 period. The ATM installed at the Wal-Mart branch and increased ATM transactions at all locations along with increased NOW fee income have been the principal sources of increased other operating income. Other operating income also includes home equity line of credit and other fee income, safe deposit box rentals and late charges on loans.

General, Administrative and Other Expense

General, administrative and other expense increased by $57,000, or 11.2%, for the three months ended December 31, 2000, compared to the same period in 1999.

Employee compensation and benefits increased by $41,000, or 15.6%. Hiring of new employees, principally for the Wal-Mart branch, and the effect of normal merit increases added $65,000 to employee compensation for fiscal 2000 over fiscal 1999. Increased cost of health insurance, principally due to increased insurance premiums and premiums for new employees, added $6,000 to the cost of employee compensation and benefits. Termination of the Recognition and Retention Plan decreased benefit costs by $37,000 for the three months ended December 31, 2000, compared to the same period in 1999, while resumption of employer contributions to the 401(k) plan increased benefit costs by $7,000 year to year.

Occupancy and equipment for the three months ended December 31, 2000, increased $17,000, or 24.6%. Increases in occupancy and equipment expense for fiscal 2000 compared to 1999 were $13,000 for depreciation and $8,000 for rent, both principally due to operation of the Wal-Mart branch, which were partially offset by a $4,000 decline in repairs and maintenance.

Advertising increased by $12,000, or 171.4%, primarily due to increased local media advertising of loan and deposit rates and new product and branch promotions. Data processing increased by $7,000, or 25.0%, principally due to the new branch and new products. Other operating expense decreased by $8,000, or 9.6%, primarily due to a decrease in employee education and related travel costs, offset by increased professional and supervisory costs.






                               Page 14 of 17 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2000 and 1999 (continued)

General, Administrative and Other Expense (continued)

Ohio franchise taxes for the three months ended December 31, 2000, decreased by $6,000, or 12.5%, compared to the 1999 period, due primarily to a decrease in shareholders' equity. Federal deposit insurance premiums decreased by $6,000, or 60.0%, due to lower assessment rates beginning January 1, 2000.

Federal Income Taxes

Federal income taxes are based on earnings before taxes for the three months ended December 31, 2000 and 1999. The decrease of $25,000, or 31.3%, in the provision for income taxes resulted primarily from the $75,000, or 30.4%, decrease in earnings before income taxes. The effective tax rates amounted to 32.0% and 32.4% for the three months ended December 31, 2000 and 1999, respectively.































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

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On January 24, 2001, the Annual Meeting of PFC's Shareholders was held. The three directors nominated were elected to terms expiring in 2003 by the following votes:

         Victor C. Baker               For:  929,494         Withheld:  40,257
         Vincent G. Matecheck          For:  932,944         Withheld:  36,807
         Paul von Gunten               For:  934,494         Withheld:  35,257

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





Date:      February 9, 2001                     By:  /s/Paul von Gunten
       -------------------------                     -----------------------
                                                       Paul von Gunten
                                                       President and Chief
                                                       Executive Officer



Date:       February 9, 2001                    By:  /s/James R. Rinehart
       -------------------------                     -----------------------
                                                       James R. Rinehart
                                                       Treasurer































                               Page 17 of 17 pages