Form 10QSB
period 2001-03-31
PEOPLES FINANCIAL CORP \OH\
filed 2001-05-14
CIK 1011221

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 2001
                               --------------------------------------------

                                       OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File No. 0-28838

                          PEOPLES FINANCIAL CORPORATION
   -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Ohio                                               34-1822228
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                   211 Lincoln Way East, Massillon, Ohio 44646
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (330) 832-7441
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

   (Former name, former address and former fiscal year, if changed since last
--------------------------------------------------------------------------------
                                    report)





                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: MAY 10, 2001 -1,234,085
 common shares                                   ---------------------------
--------------


Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]





                               Page 1 of 19 pages

                                      INDEX
                                      -----

                          PEOPLES FINANCIAL CORPORATION

                                                                         Page
                                                                         ----
PART I  -   FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition            3
                  Consolidated Statements of Earnings                       4
                  Consolidated Statements of Comprehensive Income           5
                  Consolidated Statements of Cash Flows                     6
                  Notes to Consolidated Financial Statements                7
                  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           9

PART II  -  OTHER INFORMATION                                              17

SIGNATURES                                                                 19



































                               Page 2 of 19 pages

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)

                                                                                    MARCH 31,             SEPTEMBER 30,
         ASSETS                                                                          2001                      2000

Cash and due from banks                                                              $    338               $       437
Interest-bearing deposits in other financial institutions                               1,612                     1,191
                                                                                      -------                 ---------
         Cash and cash equivalents                                                      1,950                     1,628

Securities available for sale                                                             460                       518
Securities held to maturity - (market value of $896 and $984
  as of March 31, 2001 and September 30, 2000)                                            859                       946
Mortgage-backed and related securities available for sale                               6,480                     6,847
Mortgage-backed and related securities held to maturity
  (market value of $2,277 and $2,559 as of March 31, 2001
  and September 30, 2000)                                                               2,214                     2,521
Loans receivable - net                                                                 88,958                    84,834
Office premises and equipment - net                                                     1,571                     1,588
Stock in Federal Home Loan Bank                                                         1,073                       993
Accrued interest receivable                                                               354                       350
Prepaid expenses and other assets                                                         111                       213
                                                                                    ---------                ----------

         Total assets                                                                $104,030                  $100,438
                                                                                      =======                   =======


         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                            $  73,673                 $  70,758
Advances from the Federal Home Loan Bank                                               19,300                    18,650
Other liabilities                                                                         268                       290
Accrued federal income taxes                                                                9                       116
Deferred federal income taxes                                                             325                       309
                                                                                      -------                ----------
         Total liabilities                                                             93,575                    90,123

Shareholders' equity

  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                                 -                        -
  Common stock - authorized 6,000,000 shares without par
    or stated value; 1,491,012 shares issued                                                -                        -
  Additional paid-in capital                                                            7,360                     7,360
  Retained earnings                                                                     6,130                     6,020
  Accumulated comprehensive income, unrealized gains
    on securities designated as available
    for sale, net of related tax effects                                                  343                       313
  Treasury shares, at cost - 256,927 shares                                            (3,378)                   (3,378)
                                                                                    ---------                 ---------
         Total shareholders' equity                                                    10,455                    10,315
                                                                                     --------                  --------

         Total liabilities and shareholders' equity                                  $104,030                  $100,438
                                                                                      =======                   =======





                 See notes to consolidated financial statements

                               Page 3 of 19 pages

                       CONSOLIDATED STATEMENTS OF EARNINGS
                       -----------------------------------

                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)


                                                                          SIX MONTHS ENDED            THREE MONTHS ENDED
                                                                              MARCH 31,                   MARCH 31,
                                                                         2001         2000            2001         2000
Interest income
  Loans                                                                $3,379       $2,860          $1,718       $1,465
  Mortgage-backed and related securities                                  327          345             159          179
  Securities                                                               69           76              34           34
  Interest-bearing deposits and other                                      28           73              12           23
                                                                       ------      -------         -------      -------
         Total interest income                                          3,803        3,354           1,923        1,701

Interest expense
  Deposits                                                              1,908        1,606             962          815
  Borrowings                                                              592          395             268          209
                                                                       ------      -------         -------      -------
         Total interest expense                                         2,500        2,001           1,230        1,024
                                                                                                  --------        -----

         Net interest income                                            1,303        1,353             693          677

Provision for losses on loans                                               6            6               3            3
                                                                       ------      -------         -------      -------

         Net interest income after provision for
           losses on loans                                              1,297        1,347             690          674

Other income
  Gain on sale of securities available for sale                           159          387              63          319
  Other operating                                                          72           27              38           13
                                                                       ------      -------         -------      -------
         Total other income                                               231          414             101          332

General, administrative and other expense
  Employee compensation and benefits                                      597          811             293          548
  Occupancy and equipment                                                 171          128              85           59
  Franchise taxes                                                          75           92              33           44
  Federal deposit insurance premiums                                       15           14              11            4
  Data processing                                                          72           57              37           29
  Advertising                                                              39           26              20           19
  Other operating                                                         178          181             103           98
                                                                       ------      -------         -------      -------
         Total general, administrative and other expense                1,147        1,309             582          801
                                                                       ------      -------         -------      -------

         Earnings before income taxes                                     381          452             209          205

Federal income taxes
  Current                                                                 122          139              67           65
  Deferred                                                                  -            6               -           -
                                                                       ------      -------         -------      -------
         Total federal income taxes                                       122          145              67           65
                                                                       ------      -------         -------      -------

         NET EARNINGS                                                  $  259      $   307         $   142      $   140
                                                                       ======      =======         =======      =======

         EARNINGS PER SHARE
           Basic                                                         $.21         $.24            $.11         $.11
                                                                          ===          ===             ===          ===

           Diluted                                                       $.21         $.24            $.11         $.11
                                                                          ===          ===             ===          ===



                 See notes to consolidated financial statements

                               Page 4 of 19 Pages

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------

                          PEOPLES FINANCIAL CORPORATION

                                 (In thousands)

                                                                      FOR THE SIX MONTHS            FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,               ENDED MARCH 31,
                                                                     2001           2000            2001           2000

Net earnings                                                         $259           $307            $142           $140

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    during the period                                                 135           (137)             (6)           (45)

Reclassification adjustment for realized gains
  included in earnings, net of tax of $54 and $132
  for the six months ended March 31, 2001 and 2000
  and $21 and $109 for the three months ended
  March 31, 2001 and 2000 respectively                               (105)          (255)            (42)          (210)
                                                                      ---            ---              --            ---

Comprehensive income (loss)                                          $289          $ (85)          $  94          $(115)
                                                                      ===           =====             ==           ====






























                 See notes to consolidated financial statements

                               Page 5 of 19 Pages

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                          PEOPLES FINANCIAL CORPORATION

                       For the six months ended March 31,
                                 (In thousands)

                                                                                               2001              2000
Cash flows from operating activities:
  Net earnings for the period                                                                $    259         $     307
  Adjustments to reconcile net earnings to net cash
   from operating activities                                                                     (172)              109
                                                                                               -------            -----
         Net cash from operating activities                                                        87               416

Cash flows from investing activities:
  Principal repayments on mortgage-backed and related securities                                  776              1,197
  Purchase of mortgage-backed and related securities available for sale                             -             (1,026)
  Proceeds from sale of securities                                                                162                395
  Principal repayments and maturities of securities                                                87              1,012
  Purchase of Federal Home Loan Bank stock                                                        (42)
  Loan principal repayments                                                                     9,111              6,843
  Loan disbursements                                                                          (13,213)           (12,246)
  Purchase of office premises and equipment                                                       (64)                (4)
                                                                                            ----------        ----------
         Net cash from investing activities                                                    (3,183)            (3,829)
                                                                                             ---------           -------

Cash flows from financing activities:
  Net increase in deposit accounts                                                              2,916              3,592
  Proceeds from Federal Home Loan Bank advances                                                29,300             32,000
  Repayment of Federal Home Loan Bank advances                                                (28,650)           (28,000)
  Cash dividends paid on common stock                                                            (148)            (4,143)
                                                                                            ----------            ------
         Net cash from financing activities                                                     3,418              3,449
                                                                                             --------             ------

Net increase in cash and cash equivalents                                                         322                 36

Cash and cash equivalents at beginning of period                                                1,628              2,620
                                                                                               ------             ------

Cash and cash equivalents at end of period                                                    $ 1,950            $ 2,656
                                                                                               ======             ======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                     $    229         $      25
                                                                                              =======          ========

    Interest on deposits and borrowings                                                       $ 2,519           $ 1,969
                                                                                               ======            ======
Supplemental disclosure of noncash investing activities:
  Unrealized net losses on securities available for sale,
   net of related tax effects                                                                $    (30)         $   (392)
                                                                                              =======           =======






                 See notes to consolidated financial statements

                               Page 6 of 19 Pages

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                          PEOPLES FINANCIAL CORPORATION

        For the six and three month periods ended March 31, 2001 and 1999


1.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Financial Corporation included in the Annual Report on Form 10-KSB for the year ended September 30, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six- and three-month periods ended March 31, 2001, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation
    ---------------------------

The accompanying consolidated financial statements include the accounts of Peoples Financial Corporation ("PFC" or the "Corporation") and Peoples Federal Savings and Loan Association of Massillon ("Peoples Federal" or the "Association"). All significant intercompany items have been eliminated.

3.  Use of Estimates
    ----------------

To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

                               Page 7 of 19 pages

             ------------------------------------------------------

                          PEOPLES FINANCIAL CORPORATION

        For the six and three month periods ended March 31, 2001 and 1999


4.  Earnings Per Share
    ------------------

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 1,234,085 for both the six- and three-month periods ended March 31, 2001. Weighted-average common shares outstanding totaled 1,263,074 and 1,261,017 for the six and three-month periods ended March 31, 2000, respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under PFC's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share were the same as those for basic earnings per share for all periods presented.

Options to purchase 116,617 shares of common stock at a weighted-average exercise price of $12.39 per share were outstanding at March 31, 2001 and 2000, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

5.  Reclassifications
    -----------------

Certain prior year amounts have been reclassified to conform to the 2001 consolidated financial statement presentation.

                               Page 8 of 19 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                          PEOPLES FINANCIAL CORPORATION

Note Regarding Forward-Looking Statements
-----------------------------------------

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

Discussion of Financial Condition Changes from September 30, 2000 to March 31,
-------------------------------------------------------------------------------
2001
----

PFC's assets totaled $104.0 million as of March 31, 2001, an increase of $3.6 million, or 3.6%, over the September 30, 2000 total. The increase in assets was funded primarily by an increase in deposits of $2.9 million and an increase in advances from the Federal Home Loan Bank ("FHLB") of $650,000. The increase in assets was comprised primarily of increases in loans receivable of $4.1 million, partially offset by net decreases in securities and mortgage-backed securities of $819,000.

Cash and cash equivalents totaled $2.0 million at March 31, 2001, an increase of $322,000, or 19.8%, over the total at September 30, 2000.

Securities totaled $1.3 million at March 31, 2001, a decrease of $145,000, or 9.9%, over the total at September 30, 2000. This decrease resulted primarily from a net decrease of $56,000 in unrealized gains and maturities of $87,000.

Mortgage-backed securities totaled $8.7 million at March 31, 2001, a decrease of $674,000, or 7.2%, from the total at September 30, 2000. This decrease resulted primarily from principal repayments of $776,000, partially offset by an increase in net unrealized gains of $102,000. Proceeds from principal repayments were primarily used to fund loan originations.

Net loans receivable totaled $89.0 million at March 31, 2001, an increase of $4.1 million, or 4.9%, over the September 30, 2000 total. The increase is attributable to Peoples Federal's continued focus on its marketing program to originate new fixed and adjustable-rate mortgage loans and home equity loans and lines of credit at the main office and the branch lending office, and disbursements of loans in process. The allowance for loan losses totaled $234,000 at March 31, 2001, a decrease of $1,000, from the balance at September 30, 2000. Consumer loans of $7,000 were written off in March 2001 offset by the provision for losses on loans of $6,000 for the six months ended March 31, 2001. The allowance represented .25% and .26% of total loans at March 31, 2001 and September 30, 2000, respectively. Nonperforming loans totaled $ 194,000 and $223,000 at March 31, 2001 and September 30, 2000, respectively.

                               Page 9 of 19 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          PEOPLES FINANCIAL CORPORATION

Discussion of Financial Condition Changes from September 30, 2000 to March 31,
------------------------------------------------------------------------------
2001 (continued)
----
Deposits totaled $73.7 million at March 31, 2001, an increase of $2.9 million, or 4.1%, over the September 30, 2000 amount. During the six months ended March 31, 2001, certificates of deposit increased by $2.8 million and premium savings accounts increased by $788,000, as Peoples Federal offered rates designed to maintain certificates and control interest costs. NOW accounts decreased by $7,000 and passbook deposits and statement savings accounts decreased by $652,000 during the period.

Advances from the FHLB totaled $19.3 million at March 31, 2001, an increase of $650,000, or 3.5%, over the September 30, 2000 amount, as PFC used advances primarily to fund loan originations. At March 31, 2001, borrowings included $1.3 million of variable rate advances maturing in fiscal 2001 and fixed rate advances of $2.0 million maturing in fiscal 2002. The remainder of advances from the FHLB were comprised of convertible fixed rate advances of $16.0 million with final maturities currently scheduled for 2010 and 2011.

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

Such minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) generally equal to 4.0% of adjusted total assets, except for those associations with the highest examination rating and acceptable levels of risk.

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

                               Page 10 of 19 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

Discussion of Financial Condition Changes from September 30, 2000 to March 31,
------------------------------------------------------------------------------
2001 (continued)
----

As of March 31, 2001 and September 30, 2000, management believes that the Association met all capital adequacy requirements to which it was subject.

                                               AS OF MARCH 31, 2001
                                                                                                     TO BE "WELL-
                                                                                                  CAPITALIZED" UNDER
                                                    FOR CAPITAL                                   PROMPT CORRECTIVE
                        ACTUAL                   ADEQUACY PURPOSES                                ACTION PROVISIONS
                    ---------------              -----------------                                ------------------
                    AMOUNT    RATIO        AMOUNT                  RATIO                   AMOUNT                    RATIO
                                             (Dollars in thousands)



                                        greater than             greater than           greater than             greater than
Tangible capital    $9,286    9.0%      or equal to   $1,534     or equal to    1.5%    or equal to    $5,178    or equal to  5.0%


                                        greater than             greater than           greater than             greater than
Core capital        $9,286    9.0%      or equal to   $4,143     or equal to    4.0%    or equal to     $6,215   or equal to  6.0%

                                        greater than             greater than           greater than             greater than
Risk-based capital  $9,724    16.1%     or equal to   $4,844     or equal to    8.0%    or equal to     $6,055   or equal to  10.0%


                                                                AS OF SEPTEMBER 30, 2000

                                                                                                   TO BE "WELL-
                                                                                                CAPITALIZED" UNDER
                                                       FOR CAPITAL                               PROMPT CORRECTIVE
                        ACTUAL                      ADEQUACY PURPOSES                            ACTION PROVISIONS
                    ---------------                 -----------------                            ------------------
                    AMOUNT    RATIO           AMOUNT                  RATIO                AMOUNT                  RATIO
                                                   (Dollars in thousands)

                                           greater than           greater than          greater than            greater than
Tangible capital    $9,000      9.0%       or equal to   $1,503   or equal to   1.5%    or equal to   $5,011    or equal to    5.0%


Core capital        $9,000      9.0%       greater than  $4,009   greater than  4.0%    greater than  $6,013    greater than   6.0%
                                           or equal to            or equal to           or equal to             or equal to

Risk-based capital  $9,464     16.7%       greater than  $4,529   greater than  8.0%    greater than  $5,661    greater than 10.0%
                                           or equal to            or equal to           or equal to             or equal to


Comparison of Operating Results for the Six-Month Periods Ended March 31, 2001
------------------------------------------------------------------------------
and 2000
--------

General
-------

Net earnings for the six months ended March 31, 2001, totaled $259,0000, compared to $307,000 for the same period in 2000, a decrease of $48,000, or 15.6%. The decline in earnings resulted primarily from a decrease in net interest income of $50,000, or 3.7%, and a decrease in gain on sale of investment securities of $228,000, or 58.9%, which were partially offset by a decrease in general, administrative and other expense of $162,000, or 12.4%, an increase in other operating income of $45,000 or 166.7%, and a decrease in federal income taxes of $23,000, or 15.9%.

                               Page 11 of 19 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

Comparison of Operating Results for the Six-Month Periods Ended March 31, 2001
------------------------------------------------------------------------------
and 2000 (continued)
--------------------

Net Interest Income
-------------------

Interest income on loans for the six months ended March 31, 2001, increased by $519,000, or 18.1%, over the 2000 period. This increase resulted primarily from a $12.1 million, or 15.9%, increase in the average net loan portfolio balance outstanding and an increase in weighted-average yield from 7.51% in the six months ended March 31, 2000 to 7.66% in the same period for 2001. Interest income on mortgage-backed and related securities, securities and interest-bearing deposits decreased by $70,000, or 14.2%, from the 2000 period. This decrease resulted from a $3.2 million, or 20.6%, decrease in average portfolio balances outstanding, partly offset by an increase in weighted average yield from 6.29% for the six months ended March 31, 2000 to 6.81% in the same period for 2001.

Interest expense on deposits increased by $302,000, or 18.8%, for the six months ended March 31, 2001, as compared to the same period in 2000. This increase resulted from an increase of $3.5 million, or 5.1%, in average deposit balances outstanding, coupled with an increase in the weighted-average cost of funds, from 4.67% in 2000 to 5.28% in 2001. Interest expense on FHLB advances increased by $197,000, or 49.9%, for the six months ended March 31, 2001, as compared to the same period in 2000. The average advances outstanding from the FHLB increased to $19.5 million in the six months ended March 31, 2001, from $13.7 million in the same period of 2000, and the weighted-average interest rate increased to 6.07% in 2001 from 5.78% in 2000.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $50,000, or 3.7%, for the six months ended March 31, 2001, compared to the same period in 2000. The interest rate spread decreased to 2.11% for the six months ended March 31, 2001, as compared to 2.44% for the corresponding 2000 six-month period. The net interest margin decreased to 2.59% for the six months ended March 31, 2001, as compared to 2.92% for the comparable 2000 period.

Provision for Losses on Loans
-----------------------------

It is the Association's policy to provide valuation allowances for losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). After considering the above guidelines, management decided to increase the allowance for loan losses by $6,000 during both the six- month periods ended March 31, 2001 and 2000. There can be no assurance that the allowance for loan losses of Peoples Federal will be adequate to cover losses on nonperforming loans in the future.

                               Page 12 of 19 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

Comparison of Operating Results for the Six-Month Periods Ended March 31, 2001
------------------------------------------------------------------------------
and 2000 (continued)
--------------------

Other Income
------------

Other income totaled $231,000 for the six months ended March 31, 2001, a decrease of $183,000, or 44.2%, from the 2000 amount. The decrease was primarily the result of a smaller gain on sale of FHLMC common stock during the six months ended March 31, 2001 than for the comparable 2000 period. FHLMC common stock was sold during the six months ended March 31, 2001 for $162,000, resulting in a realized gain of $159,000, while FHLMC common stock was sold during the six months ended March 31, 2000 for $395,000, resulting in a realized gain of $387,000. Other operating income amounted to $72,000 for six-month period ended March 31, 2001, an increase of $45,000, or 166.7%, over the comparable 2000 period. The ATM installed at the branch located in the Massillon Marketplace Wal-Mart and increased ATM transactions at all locations, along with increased NOW fee income, have been the principal sources of increased other operating income. Other operating income also includes home equity line of credit and other fee income, safe deposit box rentals and late charges on loans.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased by $162,000, or 12.4%, for the six months ended March 31, 2001, compared to the same period in 2000.

Employee compensation and benefits decreased by $214,000, or 26.4%. Hiring of new employees, principally for the branch located in the Massillon Marketplace Wal-Mart, and the effect of normal merit increases added $106,000 to employee compensation for fiscal 2001 over fiscal 2000. Principally due to the increased compensation, payroll taxes increased by $6,000 in fiscal 2001 over fiscal 2000. Increased cost of health insurance, principally due to increased insurance premiums and premiums for new employees, added $14,000 to the cost of employee compensation and benefits. The provision to establish the Deferred Compensation Plan of $261,000 was recorded in March 2000, while no deferred compensation expense provision has been required in fiscal 2001. Termination of the Recognition and Retention Plan decreased benefit costs by $80,000 for the six months ended March 31, 2001, compared to the same period in 2000, while resumption of employer contributions to the 401(k) plan increased benefit costs by $2,000 year to year.

Occupancy and equipment for the six months ended March 31, 2001, increased $43,000, or 33.6%. Increases in occupancy and equipment expense for fiscal 2001 compared to 2000 were $28,000 for depreciation and $16,000 for rent, both principally due to operation of the branch located in the Massillon Marketplace Wal-Mart.

Advertising increased by $13,000, or 50.0%, primarily due to increased local media advertising of loan and deposit rates and new product and branch promotions. Data processing increased by $15,000, or 26.3%, principally due to the new branch and new products. Federal deposit insurance premiums increased by $1,000, or 7.1%.

                               Page 13 of 19 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

Comparison of Operating Results for the Six-Month Periods Ended March 31, 2001
------------------------------------------------------------------------------
and 2000 (continued)
--------------------

General, Administrative and Other Expense (continued)
-----------------------------------------

Ohio franchise taxes for the six months ended March 31, 2001, decreased by $17,000, or 18.5%, compared to the 2000 period, due to a decrease in shareholders' equity and a decrease in tax rates.

Federal Income Taxes
--------------------

Federal income taxes are based on earnings before taxes for the six months ended March 31, 2001 and 2000. The decrease of $23,000, or 15.9%, in the provision for income taxes resulted primarily from the $71,000, or 15.7%, decrease in earnings before income taxes. The effective tax rates amounted to 32.0% and 32.1% for the six months ended March 31, 2001 and 2000, respectively.

Comparison of Operating Results for the Three-Month Periods Ended March 31,
---------------------------------------------------------------------------
2001 and 2000
-------------

General
-------

Net earnings for the three months ended March 31, 2001, totaled $142,000, compared to $140,000 for the same period in 2000, an increase of $2,000, or 1.4%. The increase in earnings resulted primarily from an increase in net interest income of $16,000, or 2.4%, an increase in other operating income from $13,000 in fiscal 2000 to $38,000 in fiscal 2001 and a decrease in general, administrative and other expense of $219,000, or 27.3%, which were partially offset by a decrease in gain on sale of investment securities of $256,000, or 80.3% and an increase in federal income taxes of $2,000, or 3.1%.

Net Interest Income
-------------------

Interest income on loans for the three months ended March 31, 2001, increased by $253,000, or 17.3%, over the 2000 period. This increase resulted primarily from a $11.3 million, or 14.6%, increase in the average net loan portfolio balance outstanding and an increase in weighted-average yield from 7.55% in the three months ended March 31, 2000 to 7.73% in the 2001 period. Interest income on mortgage-backed and related securities, investment securities and interest-bearing deposits decreased by $31,000, or 13.1%, from the 2000 period. This decrease resulted from a $2.8 million, or 18.8%, decrease in average portfolio balances outstanding, partly offset by an increase in weighted average yield from 6.24% in the 2000 quarter to 6.69% in the 2001 quarter.

                               Page 14 of 19 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

Comparison of Operating Results for the Three-Month Periods Ended March 31,
--------------------------------------------------------------------------
2001 and 2000 (continued)
-------------------------

Net Interest Income (continued)
-------------------

Interest expense on deposits increased by $147,000, or 18.0%, for the three months ended March 31, 2001, as compared to the same period in 2000. This increase resulted from an increase of $3.5 million, or 5.0%, in average deposit balances outstanding, coupled with an increase in the weighted-average cost of funds, from 4.70% in 2000 to 5.29% in 2001. Interest expense on FHLB advances increased by $59,000, or 28.2%, for the three months ended March 31, 2001, as compared to the same period in 2000. This increase resulted from an increase of $5.2 million, or 36.5%, in average FHLB advance balances outstanding, partially offset by a decrease in weighted-average cost of funds, from 5.84% in 2000 to 5.48% in 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $16,000, or 2.4%, for the three months ended March 31, 2001, compared to the same period in 2000. The interest rate spread decreased to 2.28% for the three months ended March 31, 2001, as compared to 2.44% for the corresponding 2000 three-month period. The net interest margin decreased to 2.74% for the three months ended March 31, 2001, as compared to 2.92% for the comparable 2000 period.

Provision for Losses on Loans
-----------------------------

It is the Association's policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). After considering the above guidelines, management decided to increase the allowance for loan losses by $3,000 during both of the three month periods ended March 31, 2001 and 2000. There can be no assurance that the allowance for loan losses of Peoples Federal will be adequate to cover losses on nonperforming loans in the future.

Other Income
------------

Other income totaled $101,000 for the three months ended March 31, 2001, a decrease of $231,000, or 69.6%, over the 2000 amount. The decrease was primarily the result of a smaller gain on sale of FHLMC common stock during the three months ended March 31, 2001 than for the comparable 2000 period. FHLMC common stock was sold in January 2001 for $64,000, resulting in a realized gain of $63,000, while FHLMC common stock was sold in March 2000 for $326,000, resulting in a realized gain of $319,000. Other operating income amounted to $38,000 for three-month period ended March 31, 2001, an increase of $25,000, or 192.3%, over the comparable 2000 period. The ATM installed at the branch located in the Massillon Marketplace Wal-Mart and increased ATM transactions at all locations along with increased NOW fee income have been the principal sources of increased other operating income. Other operating income also includes home equity line of credit and other fee income, safe deposit box rentals and late charges on loans.

                               Page 15 of 19 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

Comparison of Operating Results for the Three-Month Periods Ended March 31,
---------------------------------------------------------------------------
2001 and 2000 (continued)
-------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased by $219,000, or 27.3%, for the three months ended March 31, 2001, compared to the same period in 2000.

Employee compensation and benefits decreased by $255,000, or 46.5%. Hiring of new employees, principally for the branch located in the Massillon Marketplace Wal-Mart, and the effect of normal merit increases added $41,000 to employee compensation for fiscal 2001 over fiscal 2000. Principally due to the increased compensation, payroll taxes increased by $5,000 in fiscal 2001 over fiscal 2000. Increased cost of health insurance, principally due to increased insurance premiums and premiums for new employees, added $9,000 to the cost of employee compensation and benefits. The provision to establish the Deferred Compensation Plan of $261,000 was recorded in March 2000, while no deferred compensation expense provision has been required in fiscal 2001. Termination of the Recognition and Retention Plan decreased benefit costs by $44,000 for the three months ended March 31, 2001, compared to the same period in 2000. Decreases in employee deferrals and employer matching contributions reduced benefit costs of the 401(k) plan by $5,000 for fiscal 2001 over fiscal 2000.

Occupancy and equipment for the three months ended March 31, 2001, increased $26,000, or 44.1%. Increases in occupancy and equipment expense for fiscal 2001 compared to 2000 were $14,000 for depreciation and $8,000 for rent, both principally due to operation of the branch located in the Massillon Marketplace Wal-Mart and $4,000 for equipment repairs and maintenance.

Data processing increased by $8,000, or 27.6%, principally due to the new branch and new products. Federal deposit insurance premiums increased by $7,000, or 175.0%, as premium rates were increased. Advertising increased by $1,000, or 5.3%, primarily due to increased local media advertising of loan and deposit rates and new product and branch promotions. Other operating expense increased by $5,000, or 5.1%, primarily due to increases in loan expense and office supplies and expense, partially offset by decreases in employee education and related travel costs, professional expenses and investor relations costs.

Ohio franchise taxes for the three months ended March 31, 2001, decreased by $11,000, or 25.0%, compared to the 2000 period, due primarily to a decrease in shareholders' equity and decreased tax rates.

Federal Income Taxes
--------------------

Federal income taxes are based on earnings before taxes for the three months ended March 31, 2001 and 2000. The increase of $2,000, or 3.1%, in the provision for income taxes resulted primarily from the $4,000, or 2.0%, increase in earnings before income taxes. The effective tax rates amounted to 32.1% and 31.7% for the three months ended March 31, 2001 and 2000, respectively.

                               Page 16 of 19 pages

                                     PART II
                                     -------

                          PEOPLES FINANCIAL CORPORATION

ITEM 1.  Legal Proceedings
         -----------------

  Not applicable

ITEM 2.  Changes in Securities
         ---------------------

  Not applicable

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

  Not applicable

ITEM 5.  Other Information
         -----------------

  Not applicable

                               Page 17 of 19 pages

                               -------------------

                          PEOPLES FINANCIAL CORPORATION

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

  (a)  Exhibits:

     11. Statement regarding Computation of Earnings per common Share.
         Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

         The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                              Six Months Ended                    Three Months Ended
                                                  March 31,                           March 31,
                                                  ---------                           ---------
                                            2000              1999                 2000              1999
                                            ----              ----                 ----              ----
     Numerator:
     Net income (in thousands)               $259               $307               $142               $140

     Denominator:
     Weighted-average common
      shares outstanding
     (basic and diluted)                1,234,085          1,263,074          1,234,085          1,261,017

     Earnings per share:
     Basic                                   $.21               $.24               $.11               $.11
     Diluted                                 $.21               $.24               $.11               $.11


     99.  Safe Harbor under the Private Securities Litigation Reform Act of
          1995.

  (b)  Reports on Form 8-K:

         A Form 8-K reporting a change in independent public accountants was filed by the registrant dated April 25, 2001, which was amended on April 26, 2001.

                               Page 18 of 19 pages

                                   SIGNATURES
                                   ----------

                          PEOPLES FINANCIAL CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 5/14/01                      By:  /s/Paul von Gunten
      -----------------------           --------------------------------
                                          Paul von Gunten
                                          President and Chief
                                          Executive Officer

Date: 5/14/01                      By:  /s/James R. Rinehart
      -----------------------           --------------------------------
                                          James R. Rinehart
                                          Treasurer

                               Page 19 of 19 pages