Form 10QSB
period 2001-06-30
PEOPLES FINANCIAL CORP \OH\
filed 2001-08-13
CIK 1011221

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2001
                               --------------------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT

For the transition period from              to
                               ------------    ---------------
Commission File No. 0-28838

                          PEOPLES FINANCIAL CORPORATION
--------------------------------------------------------------------------------
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

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)





                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                     August 1, 2001 - 1,234,085 common shares
----------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]





                               Page 1 of 19 pages

                                      INDEX
                                      -----

                          PEOPLES FINANCIAL CORPORATION

                                                                     PAGE
PART I  -   FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition        3
                  Consolidated Statements of Earnings                   4
                  Consolidated Statements of Comprehensive Income       5
                  Condensed Consolidated Statements of Cash Flows       6
                  Notes to Consolidated Financial Statements            7
                  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       9

PART II  -  OTHER INFORMATION                                          17

SIGNATURES                                                             19


















                               Page 2 of 19 pages

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)

                                                                  JUNE 30,     SEPTEMBER 30,
 ASSETS                                                             2001           2000
                                                                  ---------      ---------

 Cash and due from banks                                          $     430      $     437
 Interest-bearing deposits in other financial institutions            2,094          1,191
                                                                  ---------      ---------
          Cash and cash equivalents                                   2,524          1,628

 Securities available for sale                                          376            518
 Securities held to maturity - (market value of $897 and $984
   as of June 30, 2001 and September 30, 2000)                          860            946
 Mortgage-backed and related securities available for sale            5,450          6,847
 Mortgage-backed and related securities held to maturity
   (market value of $2,076 and $2,559 as of June 30, 2001
   and September 30, 2000)                                            2,014          2,521
 Loans receivable - net                                              91,787         84,834
 Office premises and equipment - net                                  1,587          1,588
 Stock in Federal Home Loan Bank                                      1,092            993
 Accrued interest receivable                                            346            350
 Prepaid expenses and other assets                                      106            213
                                                                  ---------      ---------
          Total assets                                            $ 106,142      $ 100,438
                                                                  =========      =========


          LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits                                                         $  75,148      $  70,758
 Advances from the Federal Home Loan Bank                            20,000         18,650
 Other liabilities                                                      143            290
 Accrued federal income taxes                                            83            116
 Deferred federal income taxes                                          293            309
                                                                  ---------      ---------
          Total liabilities                                          95,667         90,123

 Shareholders' equity
   Preferred stock - authorized 1,000,000 shares without par
     value; no shares issued                                              -              -
   Common stock - authorized 6,000,000 shares without par
     or stated value; 1,491,012 shares issued                             -              -
   Additional paid-in capital                                         7,360          7,360
   Retained earnings                                                  6,212          6,020
   Accumulated comprehensive income, unrealized gains
     on securities designated as available
     for sale, net of related tax effects                               281            313
   Treasury shares, at cost - 256,927 shares                         (3,378)        (3,378)
                                                                  ---------      ---------
          Total shareholders' equity                                 10,475         10,315
                                                                  ---------      ---------

          Total liabilities and shareholders' equity              $ 106,142      $ 100,438
                                                                  =========      =========





                 See notes to consolidated financial statements




                               Page 3 of 19 pages

                       CONSOLIDATED STATEMENTS OF EARNINGS
                       -----------------------------------

                          PEOPLES FINANCIAL CORPORATION

                        (In thousands, except share data)

                                                           NINE MONTHS ENDED     THREE MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                             2001       2000       2001       2000
Interest income
  Loans                                                      $5,106     $4,404     $1,727     $1,544
  Mortgage-backed and related securities                        466        525        139        180
  Securities                                                    102        110         33         34
  Interest-bearing deposits and other                            40         95         12         22
                                                             ------     ------     ------     ------
         Total interest income                                5,714      5,134      1,911      1,780

Interest expense
  Deposits                                                    2,881      2,442        973        836
  Borrowings                                                    851        663        259        268
                                                             ------     ------     ------     ------
         Total interest expense                               3,732      3,105      1,232      1,104
                                                             ------     ------     ------     ------

         Net interest income                                  1,982      2,029        679        676

Provision for losses on loans                                     9          9          3          3
                                                             ------     ------     ------     ------

         Net interest income after provision for
           losses on loans                                    1,973      2,020        676        673

Other income
  Gain on sale of securities available for sale                 255        387         96          -
  Gain on sale of loans                                           1          -          1          -
  Other operating                                               115         41         43         14
                                                             ------     ------     ------     ------
         Total other income                                     371        428        140         14

General, administrative and other expense
  Employee compensation and benefits                            902      1,082        305        271
  Occupancy and equipment                                       261        191         90         63
  Franchise taxes                                               108        135         33         43
  Federal deposit insurance premiums                             23         17          8          3
  Data processing                                               109         86         37         29
  Advertising                                                    63         44         24         18
  Other operating                                               269        277         91         96
                                                             ------     ------     ------     ------
         Total general, administrative and other expense      1,735      1,832        588        523
                                                             ------     ------     ------     ------

         Earnings before income taxes                           609        616        228        164

Federal income taxes                                            196        196         74         51
                                                             ------     ------     ------     ------

         NET EARNINGS                                        $  413     $  420     $  154     $  113
                                                             ======     ======     ======     ======

         EARNINGS PER SHARE
           Basic                                             $  .33     $  .34     $  .12     $  .09
                                                             ======     ======     ======     ======

           Diluted                                           $  .33     $  .34     $  .12     $  .09
                                                             ======     ======     ======     ======


                 See notes to consolidated financial statements

                               Page 4 of 19 Pages

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------

                          PEOPLES FINANCIAL CORPORATION

                                 (In thousands)

                                                          NINE MONTHS ENDED    THREE MONTHS ENDED
                                                               JUNE 30,             JUNE 30,
                                                            2001       2000       2001       2000

Net earnings                                               $ 413      $ 420      $ 154      $ 113

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    during the period                                        136       (190)         1        (53)

Reclassification adjustment for realized gains
  included in earnings, net of tax of $87 and $132 for
  the nine months ended June 30, 2001 and 2000
  and $21 and $109 for the three months ended
  June 30, 2001 and 2000 respectively                       (168)      (255)       (63)         -
                                                           -----      -----      -----      -----

Comprehensive income (loss)                                $ 381      $ (25)     $  92      $  60
                                                           =====      =====      =====      =====




















                 See notes to consolidated financial statements

                               Page 5 of 19 Pages

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                          PEOPLES FINANCIAL CORPORATION

                       For the nine months ended June 30,
                                 (In thousands)

                                                                              2001          2000
Cash flows from operating activities:
  Net earnings for the period                                               $    413      $    420
  Adjustments to reconcile net earnings to net cash
   from operating activities                                                    (282)         (128)
                                                                            --------      --------
         Net cash from operating activities                                      131           292

Cash flows from investing activities:
  Principal repayments on mortgage-backed and related securities               1,994         1,601
  Purchase of mortgage-backed and related securities available for sale            -        (1,026)
  Proceeds from sale of securities                                               259           395
  Principal repayments and maturities of securities                               87         1,012
  Purchase of Federal Home Loan Bank stock                                       (42)
  Loan principal repayments                                                   14,510        11,829
  Loan disbursements                                                         (21,438)      (21,130)
  Purchase of office premises and equipment                                     (123)          (36)
                                                                            --------      --------
         Net cash from investing activities                                   (4,753)       (7,355)
                                                                            --------      --------

Cash flows from financing activities:
  Net increase in deposit accounts                                             4,390         2,772
  Proceeds from Federal Home Loan Bank advances                               31,300        46,500
  Repayment of Federal Home Loan Bank advances                               (29,950)      (39,000)
  Cash dividends paid on common stock                                           (222)       (4,292)
                                                                            --------      --------
         Net cash from financing activities                                    5,518         5,980
                                                                            --------      --------

Net increase (decrease) in cash and cash equivalents                             896        (1,083)

Cash and cash equivalents at beginning of period                               1,628         2,620
                                                                            --------      --------

Cash and cash equivalents at end of period                                  $  2,524      $  1,537
                                                                            ========      ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                    $    229      $     95
                                                                            ========      ========

    Interest on deposits and borrowings                                     $  3,754      $  3,056
                                                                            ========      ========

Supplemental disclosure of noncash investing activities:
  Unrealized net losses on securities available for sale,
   net of related tax effects                                               $    (32)     $   (445)
                                                                            ========      ========






                 See notes to consolidated financial statements

                               Page 6 of 19 Pages

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                          PEOPLES FINANCIAL CORPORATION

        For the nine and three month periods ended June 30, 2001 and 2000


1.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Financial Corporation included in the Annual Report on Form 10-KSB for the year ended September 30, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine- and three-month periods ended June 30, 2001, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation
    ---------------------------

The accompanying consolidated financial statements include the accounts of Peoples Financial Corporation ("PFC" or the "Corporation") and Peoples Federal Savings and Loan Association of Massillon ("Peoples Federal" or the "Association"). All significant intercompany items have been eliminated.

3.  Use of Estimates
    ----------------

To prepare financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.









                               Page 7 of 19 pages

             ------------------------------------------------------

                          PEOPLES FINANCIAL CORPORATION

        For the nine and three month periods ended June 30, 2001 and 2000


4.  Earnings Per Share
    ------------------

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 1,234,085 for both the nine- and three-month periods ended June 30, 2001. Weighted-average common shares outstanding totaled 1,253,446 and 1,234,085 for the nine and three-month periods ended June 30, 2000, respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under PFC's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share were the same as those for basic earnings per share for all periods presented.

Options to purchase 116,617 shares of common stock at a weighted-average exercise price of $12.39 per share were outstanding at June 30, 2001 and 2000, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

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


Discussion of Financial Condition Changes from September 30, 2000 to June 30,
-----------------------------------------------------------------------------
2001
----

PFC's assets totaled $106.1 million as of June 30, 2001, an increase of $5.7 million, or 5.7%, over the September 30, 2000 total. The increase in assets was funded primarily by an increase in deposits of $4.4 million and an increase in advances from the Federal Home Loan Bank ("FHLB") of $1.4 million. The increase in assets was comprised primarily of increases in loans receivable of $7.0 million and cash and cash equivalents of $896,000, partially offset by net decreases in securities and mortgage-backed securities of $2.1 million.

Cash and cash equivalents totaled $2.5 million at June 30, 2001, an increase of $896,000, or 55.0%, over the total at September 30, 2000.

Securities totaled $1.2 million at June 30, 2001, a decrease of $228,000, or 15.6%, from the total at September 30, 2000. This decrease resulted primarily from a net decrease of $138,000 in unrealized gains and maturities of $87,000.

Mortgage-backed securities totaled $7.5 million at June 30, 2001, a decrease of $1.9 million, or 20.3%, from the total at September 30, 2000. This decrease resulted primarily from principal repayments of $2.0 million, partially offset by an increase in net unrealized gains of $90,000. Proceeds from principal repayments were primarily used to fund loan originations.

Net loans receivable totaled $91.8 million at June 30, 2001, an increase of $7.0. million, or 8.2%, over the September 30, 2000 total. The increase is attributable to Peoples Federal's continued focus on its marketing program to originate new fixed and adjustable-rate mortgage loans and home equity loans and lines of credit at the main office and the branch lending office. The allowance for loan losses totaled $237,000 at June 30, 2001, an increase of $2,000, from the balance at September 30, 2000. Consumer loans of $7,000 were written off in June 2001 offset by the provision for losses on loans of $9,000 for the nine months ended June 30, 2001. The allowance represented .24% and .26% of total loans at June 30, 2001 and September 30, 2000, respectively. Nonperforming loans totaled $210,000 and $223,000 at June 30, 2001 and September 30, 2000,
respectively.




                               Page 9 of 19 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

Discussion of Financial Condition Changes from September 30, 2000 to June 30,
-----------------------------------------------------------------------------
2001 (continued)
----

Deposits totaled $75.1 million at June 30, 2001, an increase of $4.4 million, or 6.2%, over the September 30, 2000 amount. During the nine months ended June 30, 2001, certificates of deposit increased by $4.4 million and premium savings accounts increased by $940,000, as Peoples Federal offered rates designed to maintain certificates and control interest costs. NOW accounts decreased by $127,000 and passbook deposits and statement savings accounts decreased by $795,000 during the period. PFC used funds from increases in deposits primarily to fund loan originations.

Advances from the FHLB totaled $20.0 million at June 30, 2001, an increase of $1.4 million, or 7.2%, over the September 30, 2000 amount, as PFC used advances primarily to fund loan originations. At June 30, 2001, borrowings included $1.0 million of variable rate advances maturing in fiscal 2001 and fixed rate advances of $3.0 million maturing in fiscal 2002. The remainder of advances from the FHLB were comprised of convertible fixed rate advances of $16.0 million with final maturities currently scheduled for 2010 and 2011.

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








                               Page 10 of 19 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


Discussion of Financial Condition Changes from September 30, 2000 to June 30,
-----------------------------------------------------------------------------
2001 (continued)
----------------

As of June 30, 2001 and September 30, 2000, management believes that the Association met all capital adequacy requirements to which it was subject.


                                               AS OF JUNE 30, 2001
                                                                                                TO BE "WELL-
                                                                                             CAPITALIZED" UNDER
                                                   FOR CAPITAL                                PROMPT CORRECTIVE
                          ACTUAL                ADEQUACY PURPOSES                             ACTION PROVISIONS
                          ------                -----------------                             -----------------
                     AMOUNT    RATIO       AMOUNT               RATIO                  AMOUNT                    RATIO
                                                 (Dollars in thousands)

                                       Greater than          Greater than           Greater than            Greater than
Tangible capital     $9,454    8.9%    or equal to  $1,586   or equal to  1.5%      or equal to $5,286      or equal to     5.0%

                                       Greater than          Greater than           Greater than            Greater than
Core capital         $9,454    8.9%    or equal to  $4,229   or equal to  4.0%      or equal to $6,343      or equal to     6.0%

                                       Greater than          Greater than           Greater than            Greater than
Risk-based capital   $9,858    15.8%   or equal to  $5,002   or equal to  8.0%      or equal to $6,253      or equal to    10.0%



                                               AS OF SEPTEMBER 30, 2000
                                                                                                TO BE "WELL-
                                                                                              CAPITALIZED" UNDER
                                                    FOR CAPITAL                               PROMPT CORRECTIVE
                          ACTUAL                ADEQUACY PURPOSES                             ACTION PROVISIONS
                          ------                -----------------                             -----------------
                     AMOUNT    RATIO       AMOUNT               RATIO                  AMOUNT                    RATIO
                     ------    -----       ------               -----                  ------                    -----
                                            (Dollars in thousands)

                                       Greater than          Greater than           Greater than            Greater than
Tangible capital     $9,000     9.0%   or equal to  $1,503   or equal to  1.5%      or equal to $5,011      or equal to     5.0%
                                       Greater than          Greater than           Greater than            Greater than
Core capital         $9,000     9.0%   or equal to  $4,009   or equal to  4.0%      or equal to $6,013      or equal to     6.0%
                                       Greater than          Greater than           Greater than            Greater than
Risk-based capital   $9,464    16.7%   or equal to  $4,529   or equal to  8.0%      or equal to $5,661      or equal to    10.0%




Comparison of Operating Results for the Nine-Month Periods Ended June 30, 2001
------------------------------------------------------------------------------
and 2000
--------


General
-------

Net earnings for the nine months ended June 30, 2001, totaled $413,000, compared to $420,000 for the same period in 2000, a decrease of $7,000, or 1.7%. The decline in earnings resulted primarily from a decrease in net interest income of $47,000, or 2.3%, and a decrease in gain on sale of investment securities of $132,000, or 34.1%, which were partially offset by a decrease in general, administrative and other expense of $97,000, or 5.3% and an increase in other operating income of $74,000 or 180.5%.




                               Page 11 of 19 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


Comparison of Operating Results for the Nine-Month Periods Ended June 30, 2001
------------------------------------------------------------------------------
and 2000 (continued)
--------

Net Interest Income
-------------------

Interest income on loans for the nine months ended June 30, 2001, increased by $702,000, or 15.9%, over the 2000 period. This increase resulted primarily from an $11.4 million, or 14.6%, increase in the average net loan portfolio balance outstanding and an increase in weighted-average yield from 7.56% in the nine months ended June 30, 2000 to 7.64% in the same period for 2001. Interest income on mortgage-backed and related securities, securities and interest-bearing deposits decreased by $122,000, or 16.7%, from the 2000 period. This decrease resulted from a $2.7 million, or 18.1%, decrease in average portfolio balances outstanding, partly offset by an increase in weighted average yield from 6.41% for the nine months ended June 30, 2000 to 6.52% in the same period for 2001.

Interest expense on deposits increased by $439,000, or 18.0%, for the nine months ended June 30, 2001, as compared to the same period in 2000. This increase resulted from an increase of $4.1 million, or 6.0%, in average deposit balances outstanding, coupled with an increase in the weighted-average cost of funds, from 4.74% in 2000 to 5.27% in 2001. Interest expense on FHLB advances increased by $188,000, or 28.4%, for the nine months ended June 30, 2001, as compared to the same period in 2000. The average advances outstanding from the FHLB increased to $19.7 million in the nine months ended June 30, 2001, from $14.9 million in the same period of 2000, partially offset by a decrease in the weighted-average interest rate from 5.94% in 2000 to 5.76% in 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $47,000, or 2.3%, for the nine months ended June 30, 2001, compared to the same period in 2000. The interest rate spread decreased to 2.13% for the nine months ended June 30, 2001, as compared to 2.41% for the corresponding 2000 nine-month period. The net interest margin decreased to 2.60% for the nine months ended June 30, 2001, as compared to 2.91% for the comparable 2000 period.

Provision for Losses on Loans
-----------------------------

It is the Association's policy to provide valuation allowances for losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). After considering the above guidelines, management decided to increase the allowance for loan losses by $9,000 during both the nine- month periods ended June 30, 2001 and 2000. There can be no assurance that the allowance for loan losses of Peoples Federal will be adequate to cover losses on nonperforming loans in the future.






                               Page 12 of 19 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


Comparison of Operating Results for the Nine-Month Periods Ended June 30, 2001
------------------------------------------------------------------------------
and 2000 (continued)
--------

Other Income
------------

Other income totaled $371,000 for the nine months ended June 30, 2001, a decrease of $57,000, or 13.3%, from the 2000 amount. The decrease was primarily the result of a smaller gain on sale of FHLMC common stock during the nine months ended June 30, 2001 than for the comparable 2000 period. FHLMC common stock was sold during the nine months ended June 30, 2001 for $259,000, resulting in a realized gain of $255,000, while FHLMC common stock was sold during the nine months ended June 30, 2000 for $395,000, resulting in a realized gain of $387,000. Other operating income amounted to $115,000 for nine-month period ended June 30, 2001, an increase of $74,000, or 180.5%, over the comparable 2000 period. The ATM installed at the branch located in the Massillon Marketplace Wal-Mart and increased ATM transactions at all locations, along with increased NOW fee income, have been the principal sources of increased other operating income. Other operating income also includes home equity line of credit and other fee income, safe deposit box rentals and late charges on loans.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased by $97,000, or 5.3%, for the nine months ended June 30, 2001, compared to the same period in 2000.

Employee compensation and benefits decreased by $180,000, or 16.6%. Hiring of new employees, principally for the branch located in the Massillon Marketplace Wal-Mart, and the effect of normal merit increases added $148,000 to employee compensation for fiscal 2001 over fiscal 2000. Increased cost of health insurance, principally due to increased insurance premiums and premiums for new employees, added $21,000 to the cost of employee compensation and benefits. Payroll tax expense decreased by $9,000 for fiscal 2001 compared to fiscal 2000 principally due to employment taxes on vested deferred compensation benefits accrued in June 2000, partially offset by taxes on increased compensation in fiscal 2001 over fiscal 2000. The provision to establish the Peoples Federal Savings and Loan Association of Massillon Deferred Compensation Plan of $261,000 was recorded in March 2000, while no deferred compensation expense provision has been required in fiscal 2001. Termination of the Peoples Financial Corporation Recognition and Retention Plan and Trust Agreement the ("RRP") decreased benefit costs by $80,000 for the nine months ended June 30, 2001, compared to the same period in 2000 and termination of the Peoples Financial Corporation Employees Stock Ownership Plan the ("ESOP") decreased benefit costs by $6,000, while resumption of employer contributions to the Peoples Federal Savings and Loan Association of Massillon 401(k) plan increased benefit costs by $11,000 year to year.

Occupancy and equipment for the nine months ended June 30, 2001, increased $70,000, or 36.6%. Increases in occupancy and equipment expense for fiscal 2001 compared to 2000 were $44,000 for depreciation, $24,000 for rent and $2,000 for maintenance, all principally due to operation of the branch located in the Massillon Marketplace Wal-Mart.

Advertising increased by $19,000, or 43.2%, primarily due to increased local media advertising of loan and deposit rates and new product and branch promotions. Data processing increased by $23,000, or 26.7%, principally due to the new branch and new products. Federal deposit insurance premiums increased by $6,000, or 35.3.% due to increased premium rates.



                               Page 13 of 19 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


Comparison of Operating Results for the Nine-Month Periods Ended June 30, 2001
------------------------------------------------------------------------------
and 2000 (continued)
--------

General, Administrative and Other Expense (continued)
-----------------------------------------

Ohio franchise taxes for the nine months ended June 30, 2001, decreased by $27,000, or 20.0%, compared to the 2000 period, due to a decrease in shareholders' equity and a decrease in tax rates. Other operating expense decreased by $8,000, or 2.9%, primarily due to decreases in professional and supervisory and employee education and related travel costs, offset by increases in communication and loan costs.

Federal Income Taxes
--------------------

Federal income taxes are based on earnings before taxes for the nine months ended June 30, 2001 and 2000. The expense was $196,000 for both nine-month periods. The effective tax rates amounted to 32.2% and 31.8% for the nine months ended June 30, 2001 and 2000, respectively.


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2001
-------------------------------------------------------------------------------
and 2000
--------

General
-------

Net earnings for the three months ended June 30, 2001, totaled $154,000, compared to $113,000 for the same period in 2000, an increase of $41,000, or 36.3%. The increase in earnings resulted primarily from an increase in net interest income of $3,000, or .4%, an increase in other operating income from $14,000 in fiscal 2000 to $43,000 in fiscal 2001, an increase in gain on sale of investment securities of $96,000, which were partially offset by an increase in general, administrative and other expense of $65,000, or 12.4%, and an increase in federal income taxes of $23,000, or 45.1%.

Net Interest Income
-------------------

Interest income on loans for the three months ended June 30, 2001, increased by $183,000, or 11.9%, over the 2000 period. This increase resulted primarily from a $9.9 million, or 12.2%, increase in the average net loan portfolio balance outstanding offset by a decrease in weighted-average yield from 7.65% in the three months ended June 30, 2000 to 7.62% in the 2001 period. Interest income on mortgage-backed and related securities, investment securities and interest-bearing deposits decreased by $52,000, or 22.0%, from the 2000 period. This decrease resulted from a $1.8 million, or 12.4%, decrease in average portfolio balances outstanding, and by a decrease in weighted average yield from 6.66% in the 2000 quarter to 5.94% in the 2001 quarter.





                               Page 14 of 19 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2001
-------------------------------------------------------------------------------
and 2000 (continued)
--------

Net Interest Income (continued)
-------------------

Interest expense on deposits increased by $137,000, or 16.4%, for the three months ended June 30, 2001, as compared to the same period in 2000. This increase resulted from an increase of $5.4 million, or 7.9%, in average deposit balances outstanding, coupled with an increase in the weighted-average cost of funds, from 4.87% in 2000 to 5.25% in 2001. Interest expense on FHLB advances decreased by $9,000, or 3.4%, for the three months ended June 30, 2001, as compared to the same period in 2000. This decrease resulted from a decrease in weighted-average cost of funds, from 6.19% in 2000 to 5.16% in 2001, partially offset by an increase of $2.8 million, or 16.0%, in average FHLB advance balances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $3,000, or .4%, for the three months ended June 30, 2001, compared to the same period in 2000. The interest rate spread decreased to 2.18% for the three months ended June 30, 2001, as compared to 2.36% for the corresponding 2000 three-month period. The net interest margin decreased to 2.63% for the three months ended June 30, 2001, as compared to 2.84% for the comparable 2000 period.

Provision for Losses on Loans
-----------------------------

It is the Association's policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). After considering the above guidelines, management decided to increase the allowance for loan losses by $3,000 during both of the three month periods ended June 30, 2001 and 2000. There can be no assurance that the allowance for loan losses of Peoples Federal will be adequate to cover losses on nonperforming loans in the future.

Other Income
------------

Other income totaled $140,000 for the three months ended June 30, 2001, an increase of $126,000 over the 2000 amount. The increase was primarily the result of a gain on sale of FHLMC common stock during the three months ended June 30, 2001, with no sale during the comparable 2000 period. FHLMC common stock was sold in May 2001 for $97,000, resulting in a realized gain of $96,000. Other operating income amounted to $43,000 for three-month period ended June 30, 2001, an increase of $29,000, or 207.1%, over the comparable 2000 period. The ATM installed at the branch located in the Massillon Marketplace Wal-Mart and increased ATM transactions at all locations along with increased NOW fee income have been the principal sources of increased other operating income. Other operating income also includes home equity line of credit and other fee income, safe deposit box rentals and late charges on loans.



                               Page 15 of 19 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2001
-------------------------------------------------------------------------------
and 2000 (continued)
--------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased by $65,000, or 12.4%, for the three months ended March 31, 2001, compared to the same period in 2000.

Employee compensation and benefits increased by $34,000, or 12.5%. Hiring of new employees, principally for the branch located in the Massillon Marketplace Wal-Mart, and the effect of normal merit increases added $42,000 to employee compensation for fiscal 2001 over fiscal 2000. Increased cost of health insurance, principally due to increased insurance premiums and premiums for new employees, added $6,000 to the cost of employee compensation and benefits. Resumption of contributions to the 401(k) plan increased benefit costs by $8,000 for fiscal 2001 over fiscal 2000. Payroll tax expense decreased by $14,000 for the three months ended June 30, 2001 over the three months ended June 30, 2000 principally due to employment taxes paid on vested deferred compensation benefits accrued in June 2000, partially offset by taxes on increased compensation in fiscal 2001 over fiscal 2000. Termination of the ESOP and RRP decreased benefit costs by $8,000 for fiscal 2001 over fiscal 2000.

Occupancy and equipment for the three months ended June 30, 2001, increased $27,000, or 42.9%. Increases in occupancy and equipment expense for fiscal 2001 compared to 2000 were $16,000 for depreciation, $8,000 for rent and $3,000 for maintenance, all principally due to operation of the branch located in the Massillon Marketplace Wal-Mart.

Data processing increased by $8,000, or 27.6%, principally due to the new branch and new products. Federal deposit insurance premiums increased by $5,000, or 166.7%, as premium rates were increased. Advertising increased by $6,000, or 33.3%, primarily due to increased local media advertising of loan and deposit rates and new product and branch promotions

Ohio franchise taxes for the three months ended June 30, 2001, decreased by $10,000, or 23.6%, compared to the 2000 period, due primarily to a decrease in shareholders' equity and decreased tax rates. Other operating expense decreased by $5,000, or 5.2%, primarily due to decreases in professional and supervisory, employee education and related travel and office supplies and expense costs, offset by increases in loan expense.

Federal Income Taxes
--------------------

Federal income taxes are based on earnings before taxes for the three months ended June 30, 2001 and 2000. The increase of $23,000, or 45.1%, in the provision for income taxes resulted primarily from the $64,000, or 39.0%, increase in earnings before income taxes. The effective tax rates amounted to 32.5% and 31.1% for the three months ended June 30, 2001 and 2000, respectively.



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

         The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                          Nine Months Ended                   Three Months Ended
                                              June 30,                            June 30,
                                             ----------                           --------
                                       2001              2000              2001              2000
                                   -------------     -------------     -------------     -------------
     Numerator:
     Net income (in thousands)     $         413     $         420     $         154     $         113

     Denominator:
     Weighted-average common
      shares outstanding
     (basic and diluted)               1,234,085         1,253,446         1,234,085         1,234,085

     Earnings per share:
     Basic                         $         .33     $         .34     $         .12     $         .09
     Diluted                       $         .33     $         .34     $         .12     $         .09


     99.  Safe Harbor under the Private Securities Litigation Reform Act of
     1995.

  (b)  Reports on Form 8-K:

         Not applicable.






                               Page 18 of 19 pages

                                   SIGNATURES
                                   ----------

                          PEOPLES FINANCIAL CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     August 13, 2001            By:  /s/Paul von Gunten
       ---------------------              -----------------------------
                                            Paul von Gunten
                                            President and Chief
                                            Executive Officer



Date:       August 13, 2001          By:  /s/James R. Rinehart
       ---------------------              -----------------------------
                                            James R. Rinehart
                                            Treasurer

















                               Page 19 of 19 pages