Form 10KSB40
period 2001-09-30
PEOPLES FINANCIAL CORP \OH\
filed 2001-12-27
CIK 1011221

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended  September 30, 2001

                           OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

       For the transition period from ______________to___________________

         Commission File Number: 0-28838

                          PEOPLES FINANCIAL CORPORATION
                     --------------------------------------
                 (Name of small business issuer in its charter)

              Ohio                                       34-1822228
-------------------------------              -----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)


                   211 LINCOLN WAY EAST, MASSILLON, OHIO 44646
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (330) 832-7441
                                               --------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
              ---------------------------------------------------

               Securities registered pursuant to Section 12(g) of
                               the Exchange Act:
                        Common Shares, Without Par Value
              ---------------------------------------------------
                                (Title of Class)

                  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---    ---

                  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                  The issuer's revenues for the fiscal year ended September 30, 2001, were $8.2 million.

                  Based upon the average bid and asked prices quoted by The Nasdaq Stock Market, the aggregate market value of the voting stock held by non-affiliates of the issuer on December 15, 2001, was $12.1 million.

                  1,234,085 of the issuer's common shares were issued and outstanding on December 15, 2001.

Transitional Small Business Disclosure Format  [ ] Yes [X] No

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

LENDING ACTIVITIES

         GENERAL. Peoples Federal's primary lending activity is the origination of conventional mortgage loans secured by one- to four-family homes located in Peoples Federal's primary market area and home equity loans secured by first or second mortgages on single-family, owner-occupied homes. In July 1998, Peoples Federal began offering home equity lines of credit on single-family, owner-occupied properties. Loans for the construction of one- to four-family homes and mortgage loans on multifamily properties containing five units or more and nonresidential properties are also offered by Peoples Federal. Peoples Federal does not originate loans insured by the Federal Housing Administration or loans guaranteed by the Veterans Administration. In addition to mortgage lending, Peoples Federal makes unsecured loans and consumer loans secured by deposits. Peoples Federal originates its mortgage loans in accordance with traditional secondary market guidelines.

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information with respect to the composition of Peoples Federal's loan portfolio at the dates indicated:

                                                                                  At September 30,
                                                               -------------------------------------------------------
                                                                        2001                            2000
                                                                        ----                            ----
                                                                               Percent                          Percent
                                                                              of total                         of total
                                                               Amount           loans           Amount           loans
                                                               -------          ------          -------         ------
                                                                                (Dollars in thousands)
Residential real estate loans:
One- to four-family (first and second mortgage)                $80,933           81.21%         $73,042          80.74%
Home equity (secured by mortgages)                               2,791            2.80            1,759           1.94
Multifamily                                                        309             .31              313            .35
Nonresidential real estate loans                                 3,179            3.19            3,655           4.04
Construction loans                                              12,184           12.23           11,482          12.69
                                                               -------          ------          -------         ------

Total real estate loans                                         99,396           99.74           90,251          99.76

Consumer loans:
Loans on deposits                                                  133             .13              104            .12
Other consumer loans                                               131             .13              113            .12
                                                               -------            ----        ---------      ---------

Total consumer loans                                               264             .26              217            .24
                                                               -------            ----        ---------      ---------

Total loans                                                     99,660          100.00%          90,468         100.00%
                                                                                ======                          ======
Other items:
Deferred loan origination fees                                     (96)                             (61)
Loans in process                                                (5,633)                          (5,338)
Allowance for loan losses                                         (239)                            (235)
                                                               -------                        ---------

Net loans                                                      $93,692                          $84,834
                                                               =======                          =======


         LOAN MATURITY SCHEDULE. The following table sets forth certain information as of September 30, 2001, regarding the dollar amount of loans maturing in Peoples Federal's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                                                                    Due more
                               Due during the year ending        Due 4-5     Due 6-10   Due 11-20    than 20
                                     September 30,               years        years       years      years
                             -------------------------------     after        after       after      after
                               2002        2003        2004      9/30/01     9/30/01     9/30/01     9/30/01      Total
                             -------     -------     -------     -------     -------     -------     -------     -------
                                                                     (In thousands)
Mortgage loans:
  One- to four-family        $14,597     $ 2,707     $ 2,752     $ 5,827     $15,242     $26,393     $25,599     $93,117
    (first mortgage)
  Home equity (first and         124         136         141         267         524         298       1,301       2,791
    second mortgage)
  Multifamily                      -           -           -           -           -           -         309         309
  Nonresidential                  13           -          29         444         854       1,839           -       3,179
Consumer loans                    88          83          56          37           -           -           -         264
                             -------     -------     -------     -------     -------     -------     -------     -------

     Total loans             $14,822     $ 2,926     $ 2,978     $ 6,575     $16,620     $28,530     $27,209     $99,660
                             =======     =======     =======     =======     =======     =======     =======     =======


         Of the loans due more than one year after September 30, 2001, loans with aggregate balances of $68.5 million have fixed rates of interest, and loans with aggregate balances of $16.3 million have adjustable interest rates.

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

         The aggregate amount of Peoples Federal's one- to four-family residential real estate loans, excluding construction loans, equaled approximately $83.7 million at September 30, 2001, and represented 84.0% of loans at such date. The largest individual loan balance on a one- to four-family loan at such date was $516,000. At such date, one loan secured by one- to four-family residential real estate in the amount of $193,000 was more than 90 days delinquent or nonaccruing.

         Peoples Federal offers loans to borrowers to build or buy a new residence using the equity in their current residence as the down payment. Bridge loans are structured as temporary mortgage loans, with interest payments only required, at a fixed rate with a term of two years. If the current residence is not sold within the two-year period, the bridge loan must be converted to a non-owner-occupied mortgage loan.

         Bridge loans are considered to involve a greater degree of risk due to the fact that the borrower may also have a construction loan from Peoples Federal at the same time. The risk is reduced by requiring any other liens on the current residence to be paid off with the proceeds of the loan or before a loan is granted, requiring a maximum LTV of 80% of the current residence and evaluating the credit history of the borrower. The risk is also reduced by Peoples Federal's overall limitation. At September 30, 2001, one- to four-family mortgage loans included $972,000, or .98% of total loans, invested in bridge loans secured by property located within the primary lending area. At such date, no bridge loans were delinquent.

         Peoples Federal began offers home equity line of credit loans secured by the equity in single-family owner-occupied residences. The home equity line of credit loan is an adjustable-rate mortgage loan with an interest rate of the prime rate as published in the WALL STREET JOURNAL for up to 80% loan-to-value ratio and prime plus 1 1/2% for up tO 90% loan-to-value ratio, monthly payments of interest only, a draw period of ten years and a repayment period of 15 years. The maximum combined LTV of a home equity line of credit loan and any other mortgage loan secured by the same property is 90%.

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

         At September 30, 2001, loans secured by multifamily properties totaled approximately $309,000, or less than one percent of its total loans, all of which were secured by property located within Peoples Federal's primary market area and all of which were performing in accordance with their terms. The largest property securing such a loan is a twelve-unit apartment building.

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

         At September 30, 2001, a total of $12.2 million, or approximately 12.2% of Peoples Federal's total loans, consisted of construction loans. Of such total, $4.9 million consisted of loans to developers who did not have a purchaser at the time the loan was originated. All of Peoples Federal's construction loans are secured by property located within Peoples Federal's primary market area, and the economy of such lending area has been relatively stable. At September 30, 2001, all of such loans were performing in accordance with their terms.

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

         At September 30, 2001, Peoples Federal had a total of $3.2 million invested in nonresidential real estate loans, all of which were secured by property located within Peoples Federal's primary market area. Such loans comprised approximately

3.2% of Peoples Federal's total loans at such date. At such date, Peoples Federal had no delinquent nonresidential real estate loans.

         Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its tangible capital. At September 30, 2001, Peoples Federal's nonresidential mortgage loans totaled 33.3% of Peoples Federal's tangible capital.

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

         At September 30, 2001, Peoples Federal had approximately $264,000, or less than one percent of its total loans, invested in consumer loans. At such date, no such loans were more than 90 days delinquent.

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

         For multifamily and nonresidential mortgage loans, a personal guarantee of the borrower's obligation to repay the loan is required. Peoples Federal also obtains information with respect to prior projects completed by the borrower. Upon the completion of the appraisal and the receipt of information on the borrower, the application for a loan is submitted to the Loan Committee, comprised of certain management officials, for approval or rejection if the loan amount does not exceed $500,000. If the loan amount exceeds $500,000, the application is accepted or rejected by the Board of Directors.

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

         LOAN ORIGINATIONS, PURCHASES AND SALES. Peoples Federal originated only fixed-rate loans until July 1995. Peoples Federal began selling loans in May 2001 and originates its mortgage loans in accordance with Federal Home Loan Mortgage Corporation ("FHLMC") secondary market guidelines.

         The following table presents Peoples Federal's mortgage loan origination and participation activity for the periods indicated:

                                                       Year ended September 30,
                                                      -------------------------
                                                        2001              2000
                                                      --------         --------
                                                            (In thousands)
Loans originated:
  One- to four-family residential (1)                 $ 31,198         $ 27,781
  Multifamily residential                                    -                -
  Nonresidential                                            70              560
  Consumer                                                 283              359
                                                      --------         --------
     Total loans originated                             31,551           28,700

Reductions:
  Principal repayments                                 (21,148)         (16,984)
  Loans sold                                            (1,588)               -
  Increase in other items, net (2)                          43               34
                                                      --------         --------

     Net increase                                     $  8,858         $ 11,750

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

         Based on such limits, Peoples Federal was able to lend approximately $1.5 million to one borrower at September 30, 2001. The largest amount Peoples Federal had outstanding to one borrower at September 30, 2001, was $1.3 million, consisting of seven loans. Such loans were secured by three single-family residences and four nonresidential properties. All of such loans were current at September 30, 2001.

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

         Real estate acquired by Peoples Federal as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired, it is initially recorded by Peoples Federal at the lower of cost or fair value of the real estate, less estimated costs to sell. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry other real estate are charged to expense. Peoples Federal had no REO property at September 30, 2001.

         Peoples Federal evaluates a loan for nonaccrual status when the payments are 90 days or more past due.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                       September 30,
                                        ------------------------------------------------------------------------------------
                                                        2001                                          2000
                                        -----------------------------------------        -----------------------------------
                                                                         Percent                                     Percent
                                                                         of total                                   of total
                                        Number           Amount           loans          Number        Amount         loans
                                        ------           ------           -----          ------        ------         -----
                                                                     (Dollars in thousands)
Loans delinquent for (1):
  30 - 59 days                            9              $304                 .31%           3         $  62           .07%
  60 - 89 days                            2                12                 .01            -             -             -
  90 days and over                        2               203                 .20            7           223           .25
                                         --              ----                 ---           --          ----           ---
   Total delinquent loans                13              $519                 .52%          10          $285           .32%
                                         ==              ====                 ===           ==          ====           ===
-------------------------------------

(1) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.


         The following table sets forth information with respect to the accrual and nonaccrual status of Peoples Federal's loans which are 90 days or more past due and other nonperforming assets at the dates indicated:

                                                            At September 30,
                                                         ---------------------
                                                          2001        2000
                                                         (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
  Real estate:
    Residential                                            $193       $192
    Nonresidential                                            -          -
  Consumer                                                    -          7
                                                           ----       ----
     Total nonaccruing loans                               $193        199

Accruing loans contractually past due 90 days or more:
    Real estate:
      Residential                                            10         24
      Nonresidential                                          -          -
    Consumer                                                  -          -
                                                           ----       ----
     Total accruing loans contractually past
       due 90 days or more                                   10         24
                                                           ----       ----

     Total nonperforming loans                             $203       $223
                                                           ====       ====

     Total loan loss allowance                             $239       $235
                                                           ====       ====

Total nonperforming assets as
a percentage of total assets                                .19%       .22%
                                                           ====       ====
Loan loss allowance as a percent
of nonperforming loans                                      118%       105%
                                                           ====       ====


         For the year ended September 30, 2001, gross interest income which would have been recorded had non-accruing loans been current in accordance with their original terms was $13,000. During the year ended September 30, 2001, interest which would have been recorded on nonaccruing loans increased by $6,000. During the periods shown, Peoples Federal had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No.
15. There are no loans which are not currently classified as nonaccrual, more than 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

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

         One mortgage loan in Peoples Federal's portfolio was classified as substandard at September 30, 2001.

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

         The following table sets forth an analysis of Peoples Federal's allowance for loan losses for the periods indicated.

                                                                                       For the year ended September 30,
                                                                                       --------------------------------
                                                                                              2001        2000
                                                                                             -----       -----
                                                                                           (Dollars in thousands)

Balance at beginning of period                                                               $ 235       $ 213

Charge-offs                                                                                     (8)          -
Recoveries                                                                                       -          10
Provision for loan losses (charged to operations)                                               12          12
                                                                                                         -----
Balance at end of period                                                                     $ 239       $ 235
                                                                                             =====       =====
Ratio of net charge-offs (recoveries) to average net loans outstanding during the period       .00%       (.01)%
Ratio of allowance for loan losses to total loans                                              .24%        .26%

         At September 30, 2001, $20,000 of the allowance for loan losses was allocated to nonresidential loans and $219,000 was allocated to residential loans. At September 30, 2000, $30,000 of the allowance for loan losses was allocated to nonresidential loans and $205,000 was allocated to residential loans.

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

         Peoples Federal has also invested in mortgage-backed securities issued by another issuer. The security represents a $369,000 interest, at market value, in a trust fund consisting primarily of a pool of conventional adjustable-rate mortgage loans secured by first liens on multifamily residential real estate originated by Guardian Savings and Loan Association located in California ("Guardian Savings"). Peoples Federal receives a portion of the principal and interest payments made on the underlying loans.

         Peoples Federal has also invested in collateralized mortgage obligations ("CMOs"). CMOs are securities issued by special purpose entities and secured by mortgage-backed securities. The cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. Each class has its own stated maturity, estimated average life, coupon rate and prepayment characteristics. All of Peoples Federal's CMOs are performing in accordance with their terms. All of People's Federal's CMOs, except one, are issued by and guaranteed by FNMA and FHLMC. None of Peoples Federal's CMOs are considered "high risk" under OTS pronouncements.

         Peoples Federal has purchased a privately issued CMO issued by General Motors Acceptance Corporation ("GMAC"). The GMAC security carries an investment grade rating and is backed by a diversified pool of fixed-rate mortgage loans with first liens on primarily multifamily residential, retail, commercial and industrial real estate properties. The GMAC security is carried at a market value of $1.0 million as of September 30, 2001. Peoples Federal is receiving, on a timely basis, the anticipated monthly interest payments related to the investments from the issuer's trustee. Principal payments are expected to be received in full by December 2007, the legal final maturity date.

         The risks of privately issued mortgage-backed and related securities include the possibility that borrowers will default on the loans or that borrowers will pay the loans before maturity, reducing the yield on Peoples Federal's investment. Peoples Federal is receiving timely payments on both privately issued securities. Neither of the privately issued securities are guaranteed.

         Mortgage-backed and related securities generally yield less than individual loans originated by Peoples Federal. In addition, a high rate of prepayment of the underlying loans could have a material negative effect on the yield on the securities, which are purchased at a premium over their original principal amounts. Mortgage-backed and related securities present less credit risk than loans originated by Peoples Federal and held in its portfolio, and Peoples Federal has purchased adjustable-rate mortgage-backed and related securities as part of its effort to reduce its interest rate risk. If interest rates rise in general, including the interest paid by Peoples Federal on its liabilities, the interest rates on the loans backing the mortgage-backed and related securities will also adjust upward. At September 30, 2001, $2.9 million of Peoples Federal's mortgage-backed and related securities had adjustable rates.

         The following table sets forth the carrying value of Peoples Federal's mortgage-backed and related securities at the dates indicated.

                                                           At September 30
                                                         -------------------
                                                          2001         2000
                                                         ------       ------
                                                            (In thousands)

FNMA certificates                                        $1,412       $1,479
GNMA certificates                                         2,223        2,976
FHLMC certificates                                        1,694        3,191
Guardian Savings and Loan certificate                       369          566

Collateralized mortgage obligations -
  GMAC                                                    1,040        1,060
  FHLMC REMIC                                                71           96
                                                         ------       ------

Total mortgage-backed  and related securities            $6,809       $9,368
                                                         ======       ======

         The following table sets forth information regarding scheduled maturities, amortized costs, market value and weighted average yields of Peoples Federal's mortgage-backed and related securities at September 30, 2001. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                               At September 30, 2001
                        -----------------------------------------------------------------------------------------------------------
                           One year or      After one to five    After five to ten       After ten      Total mortgage-backed and
                               less              years                  years              years        related securities portfolio
                       -------------------  -----------------   ------------------   ------------------ ----------------------------
                       Carrying    Average  Carrying  Average   Carrying   Average   Carrying   Average Carrying   Market    Average
                         value      yield    value     yield     value      yield     value      yield    value     value     yield
                                                                   (Dollars in thousands)

FNMA certificates        $ -           -%      $ -         -%      $219     8.58%    $1,193      6.46%   $1,412     $1,434    6.99%
GNMA certificates          -           -         -         -          -        -      2,223      7.06     2,223      2,245    7.06
FHLMC certificates         -           -        50      8.50        297     8.08      1,347      5.77     1,694      1,715    6.30
Guardian Savings and       -           -         -         -          -        -        369      7.96       369        369    7.96
  Loan certificate
GMAC CMO                   -           -         -         -      1,040     8.20          -      -        1,040      1,040    8.20
FHLMC REMICs               -           -         -         -          -        -         71      4.50        71         71    4.50
                         ---          --       ---      ----     ------     ----     ------      ----    ------     ------    ----
   Total                 $ -           -%      $50      8.50%    $1,556     8.23%    $5,203      6.30%   $6,809     $6,874    7.09%
                         ===          ==       ===      ====     ======     ====     ======      ====    ======     ======    ====


         For additional information, see Note 3 of the Notes to Consolidated Financial Statements.

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

         The following table sets forth the composition of Peoples Federal's certificates of deposit in the Federal Home Loan Bank (the "FHLB") of Cincinnati and investment securities at the dates indicated:

                                                                      At September 30,

                                                     2001                                           2000
                                 ---------------------------------------------   ------------------------------------------

                                  Carrying      % of       Market       % of      Carrying     % of       Market       % of
                                   value       Total       value       Total       value       Total      value       Total
                                 ---------   ---------   ---------   ---------   ---------   ---------  ---------   -------

                                                                    (Dollars in thousands)

Securities:
FHLB and FHLMC stock               $1,385       61.69%     $1,385     60.14%       1,511       61.50      1,511       60.56

Municipal securities                  860       38.31         918     39.86          946       38.50        984       39.44
                                   ------      ------      ------    ------        ------      ------     ------      ------

Total interest-bearing
   deposits and securities         $2,245      100.00%     $2,303    100.00%       $2,457      100.00%    $2,495      100.00%
                                   ======      ======      ======    ======        ======      ======     ======      ======

         The following tables set forth the contractual maturities, carrying values, market values and average yields for Peoples Federal's certificates of deposit in the FHLB of Cincinnati and investment securities at September 30, 2001.

                                                                   At September 30, 2001
                                     One year or less             after one to five years             after five years
                                  -------------------------       -----------------------          -----------------------
                                   Carrying        Average         Carrying        Average         Carrying        Average
                                    value           yield           Value           yield           value           yield
                                    -----           -----           -----           -----           -----           -----
                                                                    (Dollars in thousands)
Securities:
FHLB and FHLMC stock                $1,385           6.17%            $  -             - %            $  -             -%
Municipal securities                    12           6.35              191           5.85              657          6.11
                                    ------           ----             ----           ----             ----          ----
Total                               $1,397           6.18%            $191           5.85%            $657          6.11%
                                    ======           ====             ====           ====             ====          ====


                                                                     At September 30, 2001
                                         ------------------------------------------------------------------------------
                                          Average                                                              Weighted
                                           life                 Carrying                 Market                 average
                                         In years                 value                  value                   yield
                                         --------                 -----                  -----                   -----
                                                                     (Dollars in thousands)
Securities:
FHLB and FHLMC stock                           -                  $1,385                  $1,385                  6.17
Municipal securities                        4.24                     860                     918                  6.05
                                                                  ------                  ------                  ----

Total                                                             $2,245                  $2,303                  6.13%
                                                                  ======                  ======                  ====


DEPOSITS AND BORROWINGS

         GENERAL. Deposits have traditionally been the primary source of Peoples Federal's funds for use in lending and other investment activities. In addition to deposits, Peoples Federal derives funds from interest payments and principal repayments on loans and mortgage-backed and related securities, income on earning assets, service charges and gains on the sale of assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions. Peoples Federal first received FHLB advances in April 1998. FHLB advances have become a substantial source of funds on which Peoples Federal relies.

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

         At September 30, 2001, Peoples Federal's certificates of deposit totaled $58.2 million, or 76.8% of total deposits. Of such amount, approximately $37.8 million in certificates of deposit mature within one year. Based on past experience and Peoples Federal's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Peoples Federal at maturity. If there is a significant deviation from historical experience, Peoples Federal can utilize borrowings from the FHLB as an alternative to this source of funds.

         The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Peoples Federal at the dates indicated:

                                                                     At September 30,
                                             -------------------------------------------------------------------------
                                                         2001                                     2000
                                             -----------------------------               -----------------------------
                                                                  Percent                                      Percent
                                                                  of total                                    of total
                                             Amount               deposits               Amount               deposits
                                             ------               --------               ------               --------
                                                                      (Dollars in thousands)
Transaction accounts:
--------------------
 NOW accounts(1)                             $3,400                  4.49%              $  2,865                 4.05%
 Premium savings accounts(2)                  4,990                  6.60                  3,072                 4.34
 Passbook savings accounts(3)                 9,099                 12.03                 10,189                14.40
                                            -------                ------                -------              -------

  Total transaction accounts                 17,489                 23.12                 16,126                22.79

Certificates of deposit:
-----------------------
   2.01 -  4.00%                              3,023                  3.99                    661                  .93
   4.01 -  6.00%                             20,452                 27.04                 23,564                33.30
   6.01 -  8.00%                             34,683                 45.85                 30,407                42.97
                                            -------                ------                -------              -------

  Total certificates of deposit              58,158                 76.88                 54,632                77.21
                                            -------                ------                -------              -------

  Total deposits                            $75,647                100.00%               $70,758               100.00%
                                            =======                ======                =======               ======
-----------------------------

(1) Peoples Federal's weighted average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. The weighted average rate on NOW accounts was .51% and .48% at September 30, 2001 and 2000, respectively.

(2) Peoples Federal's weighted average interest rate paid on premium savings accounts fluctuates with the general movement of interest rates. The weighted average rate on premium savings accounts was 3.22% and 3.98% at September 30, 2001 and 2000, respectively.

(3) Peoples Federal's weighted average rate on passbook savings accounts fluctuates with the general movement of interest rates. The weighted average rate on passbook accounts was 1.77% and 2.00% at September 30, 2001 and 2000.


         The following table shows rate and maturity information for Peoples Federal's certificates of deposit as of September 30, 2001:


                                                                       Amount Due
                                                      Over               Over
                                 Up to             1 year to           2 years to           Over
                                one year             2 years            3 years            3 years              Total
                                --------             -------            -------            -------              -----
                                                                    (In thousands)

2.01 -   4.00%                 $  2,810           $     213         $        -          $        -            $  3,023
4.01 -   6.00                    11,323               5,679              2,155               1,295              20,452
Over  6.01                       23,682               5,811              3,969               1,221              34,683
                                -------            --------             ------              ------             -------

Total certificates
  of deposit                    $37,815             $11,703             $6,124              $2,516             $58,158
                                =======             =======             ======              ======             =======

       The following table presents the amount of Peoples Federal's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 2001:

                 Maturity                                                                 Amount
                 --------                                                                 ------
                                                                                      (In thousands)
                 Three months or less                                                      2,515
                 Over 3 months to 6 months                                                   751
                 Over 6 months to 12 months                                                1,863
                 Over 12 months                                                            3,742
                                                                                          ------

                          Total                                                           $8,871
                                                                                          ======


         The following table sets forth Peoples Federal's deposit account balance activity for the periods indicated:

                                                                   Year ended September 30,
                                                                ----------------------------
                                                                  2001               2000
                                                                --------           ---------
                                                                    (Dollars in thousands)

Beginning balance                                                $70,758             $66,276

Deposits                                                          72,154              68,497
Withdrawals                                                      (70,511)            (66,747)
                                                                --------             -------

Net increase (decrease) before interest credited                   1,643               1,750
Interest credited                                                  3,246               2,732
                                                                --------           ---------

Ending balance                                                   $75,647             $70,758
                                                                ========            ========

  Net increase                                                   $ 4,889             $ 4,482
                                                                ========            ========

  Percent increase                                                  6.91%               6.76%
                                                                    ====                ====


         BORROWINGS. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, Peoples Federal is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). If an association meets the QTL Test, it will be eligible for 100% of the advances possible. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At September 30, 2001, Peoples Federal was in compliance with the QTL Test.

         The following table sets forth certain information as to PFC's borrowings at the dates indicated:

                                                       At September 30,
                                                    -----------------------
                                                    2001               2000
                                                    ----               ----
                                                     (Dollars in thousands)

FHLB advances                                       $22,000          $18,650
Weighted average interest rate of FHLB
  advances                                             5.02%            6.92%

         The following table sets forth the maximum balance, the average balance and the weighted average interest rate of PFC's borrowings:

                                                   Year ended September 30,
                                              --------------------------------
                                                2001                   2000
                                              -------                 --------
                                                  (Dollars in thousands)

Maximum balance                               $22,000                 $19,500
Average balance                                20,108                  15,950
Weighted average interest rate                   5.58%                   6.25%


YIELDS EARNED AND RATES PAID

         The spread between the average interest rate on interest-earning assets and the average interest rate on interest-bearing liabilities decreased to 2.18% for the year ended September 30, 2001, from 2.31% for the year ended September 30, 2000. The spread for the year ended September 30, 2000, decreased from 2.43% for the year ended September 30, 1999.

         The yield on interest-earning assets increased to 7.46% for the year ended September 30, 2001, from 7.40% for the year ended September 30, 2000, as the loans receivable average balance increased, with a small decrease in average rate and the average rates on investments and mortgage-backed securities increased. The cost of funds to Peoples Federal increased to 5.31% for the year ended September 30, 2001, from 5.09% for the year ended September 30, 2000, due primarily to higher rates and higher average balances on certificates of deposit and FHLB advances.

         The yield on interest-earning assets increased to 7.40% for the year ended September 30, 2000, from 7.19% for the year ended September 30, 1999, as the average rates on loans receivable, investments and mortgage-backed securities declined. The cost of funds to Peoples Federal increased to 5.09% for the year ended September 30, 2000, from 4.76% for the year ended September 30, 1999, due to lower rates on certificates of deposit, partially offset by increased average balances on certificates of deposit and FHLB advances.

         The following table sets forth, at the dates indicated, the weighted average yields earned on PFC's interest-earning assets, the weighted average interest yield paid on interest-bearing liabilities and the interest rate spread.

                                                                                               At September 30,
                                                                                        ------------------------------
                                                                                        2001                      2000
                                                                                        ----                      ----

Weighted average yield on loan portfolio                                                7.43%                    7.56%
Weighted average yield on mortgage-backed and related securities                        6.79                     7.12
Weighted average yield on investment securities                                         5.94                     5.63
Weighted average yield on interest-bearing deposits                                     3.14                     5.33
Weighted average yield on all interest-earning assets                                   7.21                     7.44
Weighted average yield on deposits                                                      5.13                     5.38
Weighted average yield on borrowings                                                    5.02                     6.92
Weighted average yield paid on all interest-bearing liabilities                         5.11                     5.71
                                                                                        ----                     ----
Interest rate spread (spread between weighted average interest rate
  on all interest-bearing assets and all interest-bearing liabilities)                  2.10%                    1.73%
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

PERSONNEL

         As of September 30, 2001, Peoples Federal had 25 full-time employees and one part-time employee.


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

         On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act makes sweeping changes in the financial services in which various types of financial institutions may engage. The Glass-Steagall Act, which had generally prevented banks from affiliating with securities and insurance firms, was repealed. A new "financial holding company," which owns only well capitalized and well managed depository institutions, is permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities.

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

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as adjusted core capital plus certain additional items of capital, which in the case of Peoples Federal includes a general loan loss allowance of $239,000 at September 30, 2001.

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

         LIQUIDITY. OTS regulations require that a savings association maintain a minimum balance of liquid assets (such as cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) in an amount sufficient to meet the liquidity needs of the association. Monetary penalties may be imposed upon associations failing to maintain sufficient liquidity. Peoples Federal has continued to compute liquidity using the formerly required formula. Calculated by that formula, Peoples Federal's liquidity at September 30, 2001, was approximately $10.8 million, or 11.5% of Peoples Federal's net withdrawal savings deposits plus borrowings payable in one year or less.

         QUALIFIED THRIFT LENDER TEST. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions and the savings association will not be eligible for new FHLB advances. At September 30, 2001, Peoples Federal was a QTL.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Peoples Federal was in compliance with such restrictions at September 30, 2001.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. PFC is an affiliate of Peoples Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Peoples Federal was in compliance with these requirements and restrictions at September 30, 2001.

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

         As a unitary savings and loan holding company, PFC generally has no restrictions on its activities. The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of PFC and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 2001, Peoples Federal met both those tests.

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

FEDERAL RESERVE REQUIREMENTS

         Effective November 27, 2001, FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $41.3 million (subject to an exemption of up to $5.7 million), and of 10% of net transaction accounts in excess of $41.3 million. At September 30, 2001, Peoples Federal was in compliance with the reserve requirements then in effect and also with the new requirements.

FEDERAL HOME LOAN BANKS

         The Federal Home Loan Banks provide credit to their members in the form of advances. Peoples Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Peoples Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Peoples Federal was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $1.1 million at September 30, 2001.

         FHLB advances to member institutions who meet the QTL Test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At September 30, 2001, Peoples Federal's maximum limit on advances was approximately $52.0 million and Peoples Federal had advances totaling $22.0 million. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

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


                                    TAXATION

FEDERAL TAXATION

         PFC and Peoples Federal are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, PFC and Peoples Federal may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration. PFC's average gross receipts for the three tax years ending on September 30, 2001, is $23,000, and, as a result, PFC does qualify as a small corporation exempt from the alternative minimum tax. Peoples Federal's average gross receipts for the three tax years ending on September 30, 2001, is

$7.6 million, and, as a result, Peoples Federal does not qualify as a small corporation exempt from the alternative minimum tax.

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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Peoples Federal to PFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Peoples Federal for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 2001, the pre-1988 reserves of Peoples Federal for tax purposes totaled approximately $1.8 million. Peoples Federal believes it had approximately $6.2 million of accumulated earnings and profits for tax purposes as of

September 30, 2001, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Peoples Federal will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Peoples Federal have been audited or closed without audit through fiscal year 1997. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Peoples Federal.

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


ITEM 2.       DESCRIPTION OF PROPERTY

         The following table sets forth certain information at September 30, 2001, regarding the properties on which the main office, the branch office and the lending office of Peoples Federal are located:


Location                                              Owned              Date             Square               Net
--------                                            Or leased          acquired           footage         book value(1)
                                                    ---------          --------           -------         -------------
                                                                             (In thousands)
Main Office:

211 Lincoln Way East
Massillon, Ohio 44646                               Owned                 1958              7,200               $770

Branch Offices:

2312 Lincoln Way N.W.
Massillon, Ohio 44647                               Owned                 1978              1,400               $450

One Massillon Marketplace Drive S.W.
Massillon, Ohio 44646                               Leased(2)             2000                  -               $327

Lending Office:

4344 Metro Circle, N.W.
North Canton, Ohio 44720                            Leased(3)             1996                  -              $  17
-----------------------------

(1) At September 30, 2001, Peoples Federal's office premises and equipment had a total net book value of $1.6 million. For additional information regarding Peoples Federal's office premises and equipment, see Notes A and E of Notes to Consolidated Financial Statements.

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


                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There were 1,234,085 common shares of PFC outstanding on November 30, 2001, held of record by approximately 331 shareholders. Price information with respect to PFC's common shares is quoted on The Nasdaq SmallCap Market ("Nasdaq") under the symbol "PFFC." The high and low bids for the common shares of PFC, as quoted by Nasdaq, and dividends declared per common share for fiscal years ending September 30, 2000, and September 30, 2001, are set forth below. Such amounts do not include retail markups, markdowns or commissions.

                                  09/01        06/01       03/01        12/00       09/00       06/00        03/00       12/99
                                  -----        -----       -----        -----       -----       -----        -----       -----
Dividends Declared                 $0.06       $0.06        $0.06       $0.06       $0.120      $0.120      $0.115      $ 3.160
High Bid During Quarter             8.18        6.65         6.50        5.75        5.906       6.500       8.000       11.000
Low Bid During Quarter              6.45        5.70         5.031       5.00        5.125       5.000       5.125        6.250


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

GENERAL

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

Without limiting the generality of the foregoing, some of the statements in the referenced sections of this discussion and analysis are forward looking and are, therefore, subject to such risks and uncertainties:

     1. Management's determination of the amount of the allowance for loan losses set forth under "Financial Condition," "Comparison of Results of Operations for the Years Ended September 30, 2001 and 2000" and "Comparison of Results of Operations for the Years Ended September 30, 2001 and 2000;"

     2. The analysis of interest rate risk set forth under "Asset and Liability Management;"

     3. The statement set forth under "Liquidity and Capital Resources" that Peoples Federal considers its liquidity and capital sufficient to meet its outstanding short-term and long-term needs; and

     4. Management's estimate as to the effects of recent accounting pronouncements as set forth under "Effects of Recent Accounting Pronouncements."


DISCUSSION OF CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 2000 TO SEPTEMBER 30, 2001

PFC's consolidated assets totaled $109.2 million at September 30, 2001, an increase of $8.8 million, or 8.7%, over the $100.4 million total at September 30, 2000. The principal changes in the composition of assets during the year ended September 30, 2001, consisted of an increase in loans receivable and interest-bearing deposits in other financial institutions and decreases in securities and mortgage-backed securities. This increase in assets was funded primarily from increases of $4.9 million in deposits and $3.4 million in borrowings.

Interest-bearing deposits in other financial institutions totaled $3.7 million at September 30, 2001, an increase of $2.5 million from September 30, 2000 levels. Securities and mortgage-backed securities totaled $7.9 million at September 30, 2001, as compared to $10.8 million at September 30, 2000, a decrease of $2.9 million, or 26.7%. Securities decreased due to maturities of municipal bonds totaling $87,000 and the sale of 5,500 shares of FHLMC common stock. Mortgage-backed securities decreased due to principal repayments totaling $2.7 million. Such proceeds, coupled with FHLB advances and increases in deposits, were used principally to fund the growth in the loan portfolio.

Loans receivable totaled $93.7 million at September 30, 2001, an increase of $8.9 million, or 10.4%, over the $84.8 million total at September 30, 2000. Loan disbursements of $31.6 million were partially offset by principal repayments of $21.1 million during the year ended September 30, 2001. The increase in loans was comprised primarily of a $9.3 million increase in one- to four-family and construction loans, including a net increase in undisbursed loans in process of $295,000. Loans secured by nonresidential real estate and consumer and other loans decreased by $429,000 and multi-family real estate loans decreased by $4,000.

Peoples Federal's allowance for loan losses totaled $239,000 at September 30, 2001, compared to $235,000 at September 30, 2000. Nonperforming loans amounted to $193,000 at September 30, 2001, compared to $223,000 at September 30, 2000. The allowance for loan losses represented .24% and .26% of total loans at September 30, 2001 and 2000, respectively, and 123.8% and 105.4% of nonperforming loans on the same dates.

Management believes that the allowance for loan losses at September 30, 2001 is appropriate based on the available facts and circumstances. There can be no assurance, however, that the allowance will be adequate to absorb actual loan losses during future periods. The amount of loan losses experienced may increase due to growth in the loan portfolio generally; increases in the amount of the portfolio consisting of higher risk loan types, such as nonresidential real estate loans, construction loans and consumer and other loans; economic changes locally or nationally, including changes in interest rates, employment rates and property values; and unexpected problems with specific loans. If additions to the allowance are necessary in future periods, such additions would reduce PFC's net earnings.

Deposits totaled $75.6 million at September 30, 2001, compared to $70.8 million at September 30, 2000, an increase of $4.9 million, or 6.9%. The increase in deposits resulted primarily from growth at a new branch location, coupled with management's overall pricing strategies. Certificates of deposit increased by $3.5 million as Peoples Federal generally offered rates designed to increase certificates and maintain the cost of funds at an acceptable level. Premium savings accounts and NOW accounts increased by $1.9 million and $535,000, respectively, while passbook deposits decreased by $1.1 million during fiscal 2001.

Borrowings consisted of advances from the FHLB of $22.0 million at September 30, 2001, compared to $18.7 million at September 30, 2000, an increase of $3.4 million, or 18.0%. These borrowings were used primarily to fund the increase in loans.

Shareholders' equity totaled $10.4 million at September 30, 2001, an increase of $91,000, or .9%, from the September 30, 2000 level. The increase resulted primarily from net earnings of $469,000 which were partially offset by payment of dividends of $294,000, and a reduction in net unrealized gains on securities designated as available for sale of $84,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

GENERAL

The operating results of PFC are affected by general economic conditions, the monetary and fiscal policies of the U. S. Government and the regulatory policies of agencies that regulate financial institutions. The net earnings of PFC and Peoples Federal are primarily dependent on net interest income, which is the difference between interest earned on loans and other interest-earning assets and interest expense incurred on deposits and borrowed funds.

Net earnings totaled $469,000 for the year ended September 30, 2001, a decrease of $116,000, or 19.8%, from net earnings of $585,000 recorded for fiscal 2000. The decrease in net earnings was due primarily to a decrease in gains on sale of securities of $257,000 and an increase in non-interest expense of $26,000, which were partially offset by an increase in net interest income of $39,000, an increase in other income of $91,000, gains on the sale of loans of $10,000 and a decrease of $27,000 in the provision for federal income taxes.

NET INTEREST INCOME

Total interest income for the year ended September 30, 2001, totaled $7.6 million, an increase of $689,000, or 9.9%, over the $7.0 million recorded in fiscal 2000. Interest income on loans increased by $868,000 or 14.5%. The increase resulted primarily from a $10.9 million, or 13.8%, increase in the weighted-average outstanding balance of loans receivable, and by a 5 basis point (100 basis points equals one percent) increase in weighted-average yield to 7.61% in 2001, from 7.56% in 2000. Interest income on mortgage-backed securities, securities and interest-bearing deposits decreased by $179,000, or 18.8%. The decrease resulted primarily from a $2.4 million, or 16.5%, decrease in the average balance of such assets and by a 18 basis point decrease in weighted-average yield.

Interest expense on deposits totaled $3.8 million for the year ended September 30, 2001, an increase of $525,000, or 15.8%, over the $3.3 million recorded in fiscal 2000. This increase was due primarily to a $4.5 million, or 6.5%, increase in the weighted-average outstanding balance of deposits and an increase in the weighted-average cost of deposits of 42 basis points, to 5.24% in 2001 from 4.82% in 2000 as management offered rates designed to increase certificates. Interest expense on borrowings totaled $1.1 million in fiscal 2001, an increase of $125,000, or 12.5%, over the $1.0 million recorded in fiscal 2000. This increase was due primarily to a $4.2 million increase in the weighted-average outstanding balance of advances from the FHLB partially offset by a decrease in the weighted-average interest rate paid of 68 basis points, to 5.58% from 6.26%. Peoples Federal had advances from the FHLB outstanding throughout fiscal 2001 and 2000.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $39,000, or 1.5%, to $2.7 million for the year ended September 30, 2001. The interest rate spread decreased to 2.15% in fiscal 2001, from 2.31% in fiscal 2000, while the net interest margin decreased to 2.61% in fiscal 2001, from 2.80% in fiscal 2000.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans was $12,000 for both of the years ended September 30, 2001 and 2000. Management believes that the continuation of periodic increases in the allowance for loan losses is prudent based upon the inherent risk of loss related to loans, the increase in the outstanding portfolio balance, current and anticipated economic conditions as measured by leading economic indicators and local employment data, the level of nonperforming loans and past loss experience. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

NON-INTEREST INCOME

Other income totaled $511,000 for the year ended September 30, 2001, compared to $667,000 for fiscal 2000. FHLMC common stock was sold during the year ended September 30, 2001 for $352,000, resulting in a gain of $346,000. During the year ended September 30, 2000, FHLMC common stock was sold for $616,000, resulting in a gain of $603,000. Other operating income increased by $91,000 or 142.2%, due primarily to increased NOW, automated teller machine ("ATM") and other fee income. Also included in other operating income are late charges on loans and safe deposit box rentals.

NON-INTEREST EXPENSE

Non-interest expense totaled $2.4 million for the year ended September 30, 2001, compared to $2.4 million for fiscal 2000, an increase of $26,000, or 1.1%. Employee compensation and benefits decreased by $166,000, or 12.2% in fiscal 2001, compared to fiscal 2000. Salaries and wages and directors fees increased by $163,000 in fiscal 2001 over fiscal 2000. Normal merit increases and a full year payroll cost of an executive officer and personnel staffing the branch office located in Wal-Mart increased salaries and wages in fiscal 2001, compared to fiscal 2000, when these costs were incurred for only a portion of the year, while additional meetings due to the pending merger increased directors fees in fiscal 2001 over fiscal 2000.

A deferred compensation plan was established in fiscal 2000 as the final step needed to terminate PFC's employee stock benefit plans and eliminate the related cost. Funds equal to the estimated liability for the deferred compensation plan were placed in a trust, resulting in expense of $266,000 in fiscal 2000. The cost of this plan was $3,000 in fiscal 2001. Contributions were made to Peoples Federal's 401(k) benefit plan for the entire fiscal 2001 year, but frozen during eight months of fiscal 2000. The cost of the 401(k) employee benefit plan was $29,000 for fiscal 2001 and $12,000 for fiscal 2000. The termination of the employee stock ownership plan and the recognition and retention plan reduced benefit costs by $87,000 during fiscal 2001, compared to fiscal 2000. Health care costs increased by $17,000 in fiscal 2001 over fiscal 2000 due to the cost of coverage for new employees for a full year in fiscal 2001 and higher premium rates. Payroll tax expense decreased by $9,000 in fiscal 2001 compared to fiscal 2000 due to the timing of FICA taxability of the deferred compensation plan, partially offset by increased payroll in fiscal 2001.

Occupancy and equipment expense totaled $360,000 for the year ended September 30, 2001, an increase of $91,000, or 33.8%, over fiscal 2000. Depreciation expense for fiscal 2001 was $165,000. Principally due to depreciation of leasehold improvements and equipment at the branch located in Wal-Mart, this expense increased by $48,000 for fiscal 2001 over 2000. Rent expense for fiscal 2001, totaling $49,000, includes the annual cost for the North Canton lending office and the branch office located in Wal-Mart and the cost for a new ATM location from the mid-June opening date to year end. Rent expense increased by $30,000 for fiscal 2001 over fiscal 2000. Repairs and maintenance for fiscal 2001 increased by $10,000 compared to fiscal 2000, principally because more maintenance was required on both buildings and equipment.

Ohio franchise taxes for the year ended September 30, 2001 were $140,000, a decrease of $33,000, or 19.1%, from fiscal 2000, principally due to the effect on taxability of shareholders' equity of the special dividend paid in fiscal 2000. Data processing totaled $151,000 for fiscal 2001, an increase of $29,000, or 23.8%, over fiscal 2000, principally due to increased volume of accounts and transactions of the branch located in Wal-Mart in fiscal 2001 over fiscal 2000. Advertising totaled $77,000 for fiscal 2001, an increase of $11,000, or 16.7%, over fiscal 2000, principally due to increased local newspaper advertising. Other operating expense totaled $496,000 for fiscal 2001, an increase of $87,000, or 21.3%, over fiscal 2000, principally due to increased professional fees connected with the pending merger, offset by decreases in employee seminar costs and marketing and supply costs connected with the branch office located in Wal-Mart.

FEDERAL INCOME TAXES

The provision for federal income taxes totaled $257,000 for the year ended September 30, 2001, a decrease of $27,000, or 9.5%, from the $284,000 provision recorded in fiscal 2000. The decrease was primarily due to the decrease in net earnings before taxes of $143,000, or 16.5%, offset by the tax effect of certain costs incurred in connection with the pending merger. PFC's effective tax rates were 35.4% for fiscal 2001 and 32.7% for fiscal 2000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

GENERAL

Net earnings totaled $585,000 for the year ended September 30, 2000, a decrease of $169,000, or 22.4%, from net earnings of $754,000 recorded for fiscal 1999. The decrease in net earnings was due primarily to a decrease in net interest income of $119,000 and an increase in general, administrative and other expense of $224,000, which were partially offset by an increase in net gains on the sale of investment and mortgage-backed securities of $85,000, an increase in other income of $13,000 and a decrease of $76,000 in the provision for federal income taxes.

NET INTEREST INCOME

Total interest income for the year ended September 30, 2000, totaled $7.0 million, an increase of $696,000, or 11.1%, over the $6.3 million recorded in fiscal 1999. Interest income on loans increased by $763,000, or 14.6%. The increase resulted primarily from a $10.3 million, or 15.0%, increase in the weighted-average outstanding balance of loans receivable, partially offset by a 3 basis point decrease in weighted-average yield to 7.56% in 2000, from 7.59% in 1999. Interest income on mortgage-backed securities, investment securities and interest-bearing deposits decreased by $67,000, or 6.6%. The decrease resulted primarily from a $3.3 million, or 18.5%, decrease in the average balance of such assets, partially offset by a 62 basis point increase in weighted-average yield on mortgage-backed securities, a 100 basis point increase in weighted-average yield on investment securities and a 132 basis point increase in weighted-average yield on interest-bearing deposits.

Interest expense on deposits totaled $3.3 million for the year ended September 30, 2000, an increase of $160,000, or 5.1%, over the $3.2 million recorded in fiscal 1999. This increase was due primarily to a $2.3 million, or 3.5%, increase in the weighted-average outstanding balance of deposits and an increase in the weighted-average cost of deposits of 8 basis points, to 4.82% in 2000 from 4.74% in 1999. Interest expense on borrowings totaled $997,000 in fiscal 2000, an increase of $655,000, or 191.5%, over fiscal 1999. This increase was due primarily to a $9.0 million increase in the weighted-average outstanding balance of advances from the FHLB and an increase in the weighted-average interest rate paid of 132 basis points, to 6.26% from 4.94%. Peoples Federal had advances from the FHLB outstanding throughout fiscal 2000 and 1999.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $119,000, or 4.3%, to $2.6 million for the year ended September 30, 2000. The interest rate spread decreased to 2.31% in fiscal 2000, from 2.43% in fiscal 1999, while the net interest margin decreased to 2.80% in fiscal 2000, from 3.16% in fiscal 1999.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans was $12,000 for each of the years ended September 30, 2000 and 1999. Management believes that the continuation of periodic increases in the allowance for loan losses is prudent based upon the inherent risk of loss related to loans, the increase in the outstanding portfolio balance, current and anticipated economic conditions as measured by leading economic indicators and local employment data, the level of nonperforming loans and past loss experience. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

OTHER INCOME

Other income totaled $667,000 for the year ended September 30, 2000, compared to $569,000 for fiscal 1999. FHLMC common stock was sold during the year ended September 30, 2000 for $616,000, resulting in a gain of $603,000. During the year ended September 30, 1999, FHLMC common stock was sold for $527,000, resulting in a gain of $518,000. Other operating income increased by $13,000, or 25.5%, due primarily to increased automated teller machine ("ATM") and NOW fee income. Also included in other operating income are late charges on loans and safe deposit box rentals.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

General, administrative and other expense totaled $2.4 million for the year ended September 30, 2000, compared to $2.2 million for fiscal 1999, an increase of $224,000, or 10.2%. Employee compensation and benefits increased by $155,000, or 12.9% in fiscal 2000, compared to fiscal 1999. Salaries and wages and directors fees increased by $125,000 due to normal merit increases, the addition of an executive officer and hiring of personnel to staff the new branch office.

A deferred compensation plan was established in fiscal 2000 as the final step needed to terminate PFC's employee stock benefit plans and eliminate the related cost. Funds equal to the estimated liability for the deferred compensation plan were placed in a trust, resulting in expense of $266,000 in fiscal 2000. Contributions to Peoples Federal's 401(k) benefit plan were frozen during eight months of fiscal 2000 and all of fiscal 1999. The cost of the 401(k) employee benefit plan was $12,000 for fiscal 2000. There was no cost in fiscal 1999 for either of these plans. The termination of the employee stock ownership plan and the recognition and retention plan reduced benefit costs by $279,000 during fiscal 2000, compared to fiscal 1999. Health care costs increased by $12,000 in fiscal 2000 over fiscal 1999 due to the cost of coverage for new employees and higher premium rates. Payroll tax expense increased by $19,000 in fiscal 2000 over fiscal 1999 due to increased compensation and the timing of FICA taxability of the deferred compensation plan.

Occupancy and equipment expense totaled $269,000 for the year ended September 30, 2000, an increase of $7,000, or 2.7%, over fiscal 1999. Rent expense for fiscal 2000, totaling $19,000, includes the annual cost for the North Canton lending office and the cost for a new branch office from the mid-July opening date to year end. A refund of rental cost realized at the end of the first lease term of the lending office had reduced fiscal 1999 rent expense to a negligible amount. Repairs and maintenance for fiscal 2000 decreased by $13,000 compared to fiscal 1999, principally because less building maintenance was required. Ohio franchise taxes for the year ended September 30, 2000 were $173,000, a decrease of $28,000, or 13.9%, from fiscal 1999, principally based on a decline in shareholders' equity. Data processing totaled $122,000 for fiscal 2000, an increase of $3,000, or 2.5%, over fiscal 1999, principally due to costs for the new branch in fiscal 2000 offset by year 2000 compliance testing costs incurred in fiscal 1999. Advertising totaled $66,000 for fiscal 2000, an increase of $25,000, or 61.0%, over fiscal 1999, principally due to increased local newspaper advertising and promotional costs. Other operating expense totaled $409,000 for fiscal 2000, an increase of $81,000, or 24.7%, over fiscal 1999, principally due to increased employee seminar attendance, professional fees connected with the employee benefit plan termination, marketing and supply costs connected with the new branch office.

FEDERAL INCOME TAXES

The provision for federal income taxes totaled $284,000 for the year ended September 30, 2000, a decrease of $76,000, or 21.1%, from the $360,000 provision recorded in fiscal 1999. The decrease was primarily due to the decrease in net earnings before taxes of $245,000, or 22.0%. PFC's effective tax rates were 32.7% for fiscal 2000 and 32.3% for fiscal 1999.

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

                                                                                 Year ended September 30,
                                                                                 -----------------------
                                                                 2001                                       2000
                                                                 ----                                       ----
                                                          Average    Interest                   Average    Interest
                                                       outstanding    earned/         Yield/ outstanding    earned/   Yield/
                                                           balance      paid            rate     balance     paid       rate
                                                         ---------    -------           ----     -------     ------     ----
                                                                                                   (Dollars in thousands)
Interest-earning assets:
  Interest-bearing deposits                              $   1,615    $    55           3.41%    $ 1,812     $  111     6.13%
  Securities                                                 2,406        135           5.62       2,753        145     5.27
  Mortgage-backed and related securities                     8,233        584           7.10      10,103        697     6.90
  Loans receivable(1)                                       90,283      6,870           7.61      79,369      6,002     7.56
                                                         ---------      -----           ----      ------      -----     ----
         Total interest-earning assets                     102,537      7,644           7.46      94,037      6,955     7.40

Non-interest-earning assets
  Cash and amounts due from depository institutions            407                                   527
  Premises and equipment, net                                1,490                                 1,373
  Other non-earning assets                                     534                                   645
                                                          ---------                              -------

         Total assets                                    $ 104,968                               $96,582
                                                           =======                                ======

Interest-bearing liabilities:
  NOW accounts                                           $   2,850         18            .63      $2,418          26    1.08
  Premium savings accounts                                   3,893        141           3.64       2,550         64     2.51
  Passbook savings accounts                                  9,490        184           1.94      11,001        222     2.02
  Certificates of deposit                                   57,268      3,505           6.12      53,017      3,011     5.68
  Borrowings                                                20,108      1,122           5.58      15,950        997     6.26
                                                         ---------      -----           ----      ------      -----     ----
         Total interest-bearing liabilities                 93,609      4,970           5.31      84,936      4,320     5.09
                                                                       ------           ----                 ------     ----
Non-interest-bearing liabilities                               913                                 1,039
                                                           -------                                ------
         Total liabilities                                  94,522                                85,975


Shareholders' equity                                        10,446                                10,607
                                                            ------                               -------

         Total liabilities and shareholders' equity      $ 104,968                               $96,582
                                                         =========                               =======


Net interest income; interest rate spread                             $ 2,674           2.15%                $2,635     2.31%
                                                                      =======          =====                 ======    =====

Net interest margin (net interest income as a percent of
  average interest-earning assets)                                                      2.61%                           2.80%
                                                                                      ======                          ======

Average interest-earning assets to average interest-bearing
  liabilities                                                                         109.54%                         110.72%
                                                                                      ======                          ======


                                                           Year ended September 30,
                                                           -----------------------
                                                                    1999
                                                                    ----
                                                           Average Interest
                                                       outstanding  earned/  Yield/
                                                           balance    paid     rate
                                                           -------  ------     ----

Interest-earning assets:
  Interest-bearing deposits                              $ 2,246    $  108     4.81%
  Securities                                               3,841       164     4.27
  Mortgage-backed and related securities                  11,916       748     6.28
  Loans receivable(1)                                     69,039     5,239     7.59
                                                         -------     -----     ----
         Total interest-earning assets                    87,042     6,259     7.19

Non-interest-earning assets
  Cash and amounts due from depository institutions          264
  Premises and equipment, net                              1,442
  Other non-earning assets                                   522
                                                        --------

         Total assets                                    $89,270
                                                         =======

Interest-bearing liabilities:
  NOW accounts                                           $ 1,942        24     1.24
  Premium savings accounts                                 2,624        58     2.21
  Passbook savings accounts                               10,778       216     2.00
  Certificates of deposit                                 51,311     2,865     5.58
  Borrowings                                               6,917       342     4.94
                                                         -------     -----     ----
         Total interest-bearing liabilities               73,572     3,505     4.76
                                                                     -----     ----
Non-interest-bearing liabilities                           1,325
                                                         ------
         Total liabilities                                74,897


Shareholders' equity                                      14,373
                                                          ------

         Total liabilities and shareholders' equity      $89,270
                                                         =======


Net interest income; interest rate spread                           $2,754     2.43%
                                                                    ======   ======

Net interest margin (net interest income as a percent
  of average interest-earning assets)                                          3.16%
                                                                             ======

Average interest-earning assets to average
  interest-bearing liabilities                                               118.31%
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

                                                                   Year ended September 30,
                                                        2001 vs. 2000                     2000 vs. 1999
                                                          Increase                          Increase
                                                         (decrease)                         (decrease)
                                                           due to                             due to
                                              Volume       Rate      Total      Volume     Rate       Total
                                                                      (In thousands)
Interest income attributable to:
  Interest-bearing deposits                    $  (6)     $ (50)     $ (56)     $ (26)     $  29      $   3

  Securities                                     (19)         9        (10)       (57)        38        (19)

  Mortgage-backed and related securities        (133)        20       (113)      (125)        74        (51)

  Loans receivable                               830         38        868        781        (18)       763
                                               -----      -----      -----      -----      -----      -----

     Total interest income                       672         17        689        573        123        696


Interest expense attributable to:
  NOW accounts                                     3        (11)        (8)         5         (3)         2

  Premium savings accounts                        49         28         77         (1)         8          7

  Passbook savings accounts                      (29)        (9)       (38)         4          2          6

  Certificates of deposit                        260        235        495         97         48        145

  Borrowings                                     232       (108)       124        565         90        655
                                               -----      -----      -----      -----      -----      -----
     Total interest expense                      515        135        650        670        145        815
                                               -----      -----      -----      -----      -----      -----

Increase (decrease) in net interest income     $ 157      $(118)     $  39      $ (97)     $ (22)     $(119)
                                               =====      =====      =====      =====      =====      =====



ASSET AND LIABILITY MANAGEMENT

Peoples Federal, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. As part of its effort to monitor and manage interest rate risk, Peoples Federal uses the Net Portfolio Value ("NPV") methodology adopted by the OTS as part of its capital regulations. Although Peoples Federal is not currently subject to the NPV regulation because such regulation does not apply to institutions with less than $300 million in assets and risk-based capital in excess of 12% and OTS has waived application of the regulation, the application of the NPV methodology can illustrate Peoples Federal's degree of interest rate risk.

Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV which would result from a theoretical 200 basis point change in market interest rates. Both a 200 basis point increase in market interest rates and a 200 basis point decrease in market interest rates are considered. If the NPV would decrease more than 2% of the present value of the institution's assets with either an increase or a decrease in market rates, the institution must deduct 50% of the amount of the decrease in excess of such 2% in the calculation of the institution's risk-based capital. See "Liquidity and Capital Resources."

At September 30, 2001, 2% of the present value of Peoples Federal's assets was approximately $2.2 million. Because the interest rate risk of a 200 basis point increase in market interest rates (which was greater than the interest rate risk of a 200 basis point decrease) was $5.4 million at September 30, 2001, Peoples Federal would have been required to deduct approximately $1.6 million (50% of the approximate $3.2 million difference) from its capital in determining whether Peoples Federal met its risk-based capital requirement. Regardless of such reduction, however, Peoples Federal's risk-based capital at September 30, 2001, would still have exceeded the regulatory requirement by $5.0 million.

Presented below, as of September 30, 2001 and 2000, is an analysis of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. The table also contains the policy limits set by the Board of Directors of Peoples Federal as the minimum NPV ratio that the Board of Directors deems advisable in the event of various changes in interest rates. Such limits have been established with consideration of the dollar impact of various rate changes and Peoples Federal's strong capital position and reflect the institution's objective of moderate interest rate risk exposure. The declaration of the $3.00 per share special dividend in September 30, 2000, caused Peoples Federal to fall short of the Board's preexisting NPV limit. Management has developed a strategic plan, including strategies to originate adjustable-rate mortgage ("ARM") loans and to originate fixed-rate loans for sale in the secondary market. The plan's goal is to increase the NPV ratio to the Board of Directors' limit by June 2003.

As illustrated in the table, Peoples Federal's NPV is more sensitive to rising rates than declining rates. Such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. At September 30, 2001, fixed-rate loans constituted approximately 82.8% of Peoples Federal's loan portfolio. In addition, because Peoples Federal has not originated loans in accordance with traditional secondary market guidelines, the sale of fixed-rate loans may be difficult. As a result, in a rising interest rate environment, the amount of interest Peoples Federal would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest Peoples Federal would pay on its deposits would increase rapidly because Peoples Federal's deposits generally have shorter periods of repricing. Assumptions in calculating the amounts in this table are OTS assumptions.


                                                     SEPTEMBER 30, 2001                 SEPTEMBER 30, 2000
                                                     ------------------                 ------------------
                                Board limit
    Change in interest rate        minimum            $ Change            NPV          $ Change          NPV
         (Basis Points)        NPV ratio %              in NPV           ratio %         in NPV        ratio %
                                                                       (Dollars in thousands)

            +300                    6.0%              $ (8,176)           2.6%          $(7,300)         2.9%
            +200                    7.0                 (5,351)           5.2            (4,832)         5.4
            +100                    8.0                 (2,481)           7.6            (2,341)         7.7
               -                    9.0                     -             9.6                 -          9.8
            -100                   10.0                  1,167           10.4             1,822         11.4
            -200                   11.0                  1,624           10.7             2,766         12.1
            -300                   12.0                      -              -             3,384         12.6

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

LIQUIDITY AND CAPITAL RESOURCES

Peoples Federal's principal sources of funds are deposits, borrowings from the FHLB, loan and mortgage-backed securities repayments, maturities of securities and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan and mortgage-backed securities prepayments are more influenced by interest rates, general economic conditions and competition. Peoples Federal maintains investments in liquid assets based upon management's assessment of (1) the need for funds, (2) expected deposit flows, (3) the yield available on short-term liquid assets and (4) the objectives of the asset/liability management program.

At September 30, 2001, Peoples Federal had commitments to originate loans totaling $1.9 million and, in addition, had undisbursed loans in process of $5.6 million. At September 30, 2001, Peoples Federal had no commitments to purchase or sell loans. Peoples Federal considers its liquidity and capital sufficient to meet its outstanding short- and long-term needs.

PFC's liquidity, primarily represented by cash and cash equivalents, is a result of the funds used in or provided by PFC's operating, investing and financing activities. These activities are summarized below for the years ended September 30, 2001, 2000 and 1999:

                                                Year ended September 30,
                                              2001         2000          1999
                                             -------      -------      -------
                                                       (In thousands)

Net earnings                                 $   469      $   585      $   754

Adjustments to reconcile net earnings to
  net cash from operating activities             (49)         (85)        (718)
                                             -------      -------      -------

Net cash from operating activities               420          500           36

Net cash from investing activities            (5,877)      (9,184)      (5,741)

Net cash from financing activities             7,945        7,692        5,904
                                             -------      -------      -------

Net change in cash and cash equivalents        2,488         (992)         199

Cash and cash equivalents at
  beginning of year                            1,628        2,620        2,421
                                             -------      -------      -------

Cash and cash equivalents at end
  of year                                    $ 4,116      $ 1,628      $ 2,620
                                             =======      =======      =======


Peoples Federal is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement, or leverage ratio, and a risk-based capital requirement.

The tangible capital requirement requires savings associations to maintain "tangible capital" of not less than 1.5% of the association's adjusted total assets. Tangible capital is defined in OTS regulations as core capital minus intangible assets.

"Core capital" is comprised of common shareholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain core capital of at least 4% of the association's total assets, except for those associations with the highest examination rating and acceptable levels of risk.

OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of "risk-weighted assets." Risk-based capital is defined as adjusted core capital plus certain additional items of capital, which in the case of Peoples Federal includes a general loan loss allowance of $239,000 at September 30, 2001.

Peoples Federal exceeded all of its regulatory capital requirements at September 30, 2001. The following table summarizes Peoples Federal's regulatory capital requirements and regulatory capital at September 30, 2001:

                                                                                       EXCESS OF
                                                                                   REGULATORY CAPITAL
                                                                                      OVER CURRENT           APPLICABLE
                                REGULATORY CAPITAL        CURRENT REQUIREMENT          REQUIREMENT                ASSET
                                AMOUNT      PERCENT       AMOUNT      PERCENT       AMOUNT       PERCENT          TOTAL
                                                                (Dollars in thousands)

Tangible capital                $9,536           8.8%     $1,628         1.5%       $7,908          7.3%       $108,552
Core capital                    $9,536           8.8%     $4,342         4.0%       $5,194          4.8%       $108,552
Risk-based capital              $9,893          15.8%     $5,018         8.0%       $4,875          7.8%        $62,726

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141. "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only impact the Company's financial statements if it enters into a business combination.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Company is required to adopt this Statement on October 1, 2002, and early adoption is permitted on October 1, 2001.

ITEM 7.       FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Peoples Financial Corporation
Massillon, Ohio


We have audited the accompanying Consolidated Statement of Financial Condition of Peoples Financial Corporation as of September 30, 2001 and the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Peoples Financial Corporation as of September 30, 2000, were audited by other auditors whose report dated December 5, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Financial Corporation as of September 30, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                         /s/ Crowe Chizek and Company LLP

                                         Crowe, Chizek and Company LLP


Cleveland, Ohio
November 14, 2001

                          Peoples Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           September 30, 2001 and 2000
                        (In thousands, except share data)


ASSETS                                                                2001            2000

Cash and due from banks                                            $     389      $     437
Interest-bearing deposits in other financial institutions              3,727          1,191
                                                                   ---------      ---------
         Cash and cash equivalents                                     4,116          1,628

Securities available for sale                                            266            518
Securities held to maturity (fair value 2001 -
  $918; 2000 - $984)                                                     860            946
Mortgage-backed securities available for  sale                         4,969          6,847
Mortgage-backed securities held to maturity (fair value 2001 -
    $1,904; 2000 - $2,559)                                             1,840          2,521
Loans, net                                                            93,692         84,834
Federal Home Loan Bank Stock                                           1,119            993
Accrued interest receivable                                              374            350
Premises and equipment, net                                            1,564          1,588
Other assets                                                             403            213
                                                                   ---------      ---------

         Total assets                                              $ 109,203      $ 100,438
                                                                   =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                           $  75,647      $  70,758
Federal Home Loan Bank advances                                       22,000         18,650
Accrued expenses and other liabilities                                 1,150            715
                                                                   ---------      ---------
         Total liabilities                                            98,797         90,123

Shareholders' equity
  Preferred stock, no par value; 1,000,000 shares authorized;
    no shares issued                                                       -              -
  Common stock, no par value; 6,000,000 shares authorized;
    1,491,012 shares issued                                                -              -
  Additional paid-in capital                                           7,360          7,360
  Retained earnings                                                    6,195          6,020
  Accumulated comprehensive income                                       229            313
  Treasury stock, at cost (2001 and 2000 - 256,927 shares)            (3,378)        (3,378)
                                                                   ---------      ---------
             Total shareholders' equity                               10,406         10,315
                                                                   ---------      ---------

         Total liabilities and shareholders' equity                $ 109,203      $ 100,438
                                                                   =========      =========





                             See accompanying notes.

                          Peoples Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                            Year ended September 30,
                        (In thousands, except share data)

                                                              2001       2000       1999
Interest income
  Loans                                                     $6,870     $6,002     $5,239
  Mortgage-backed securities                                   584        697        748
  Securities
    Taxable                                                     82         87
    Tax exempt                                                  53         58
  Interest-bearing deposits and other                           55        111        108
                                                            ------     ------     ------
         Total interest income                               7,644      6,955      6,259

Interest expense
  Deposits                                                   3,848      3,323      3,163
  Federal Home Loan Bank advances                            1,122        997        342
                                                            ------     ------     ------
         Total interest expense                              4,970      4,320      3,505
                                                            ------     ------     ------

         Net interest income                                 2,674      2,635      2,754

Provision for losses on loans                                   12         12         12
                                                            ------     ------     ------

Net interest income after provision for losses on loans      2,662      2,623      2,742

Non-interest income
  Gain on sale of securities                                   346        603        518
  Gain on sale of loans                                         10          -          -
  Other                                                        155         64         51
                                                            ------     ------     ------
         Total non-interest income                             511        667        569

Non-interest expense
  Salaries and employee benefits                             1,195      1,361      1,206
  Occupancy and equipment                                      360        269        262
  Franchise taxes                                              140        173        201
  Federal deposit insurance premiums                            28         21         40
  Data processing                                              151        122        119
  Advertising                                                   77         66         41
  Other                                                        496        409        328
                                                            ------     ------     ------
         Total non-interest expense                          2,447      2,421      2,197
                                                            ------     ------     ------

Income before income taxes                                     726        869      1,114

Income tax expense                                             257        284        360
                                                            ------     ------     ------
Net income                                                  $  469     $  585     $  754
                                                            ======     ======     ======


Earnings per share

           Basic                                            $  .38     $  .47     $  .60
                                                            ======     ======     ======

           Diluted                                          $  .38     $  .47     $  .60
                                                            ======     ======     ======



See accompanying notes.

                          Peoples Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                            Year ended September 30,
                                 (In thousands)

                                                               2001       2000       1999

Net income                                                     $ 469      $ 585      $ 754


Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of tax (credits) of $74, $(9) and $12
    for the years ended September 30, 2001, 2000 and 1999        144        (18)       (24)
  Reclassification adjustment for realized gains included
    in earnings, net of tax of $118, $205 and $176 for the
    years ended September 30, 2001, 2000 and 1999               (228)      (398)      (342)
                                                               -----      -----      -----


Comprehensive income                                           $ 385      $ 169      $ 388
                                                               =====      =====      =====


Accumulated comprehensive income                               $ 229      $ 313      $ 729
                                                               =====      =====      =====




                             See accompanying notes.

                          PEOPLES FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the years ended September 30, 2001, 2000 and 1999
                        (In thousands, except share data)


                                                                                   ADDITIONAL                ACCUMULATED
                                                                          COMMON      PAID-IN     RETAINED COMPREHENSIVE
                                                                           STOCK      CAPITAL     EARNINGS        INCOME

Balance at October 1, 1998                                             $       -     $  7,287     $  9,927      $  1,095

Purchase of treasury shares                                                    -            -            -             -
Transfer of shares to treasury upon stock benefit plan termination             -            -            -             -
Amortization expense of stock benefit plans                                    -           73            -             -
Dividends of $.62 per share                                                    -            -         (807)            -
Comprehensive income:
     Net income                                                                -            -          754             -
     Change in unrealized gains on securities
       available for sale, net of reclassification and tax effects             -            -            -          (366)
                                                                       ---------     --------     --------      --------

         Total comprehensive income                                            -            -          754          (366)
                                                                       ---------     --------     --------      --------

Balance at September 30, 1999                                                  -        7,360        9,874           729

Transfer of shares to treasury upon stock benefit plan termination             -            -            -             -
Amortization expense of stock benefit plans                                    -            -            -             -
Dividends of $3.515 per share                                                  -            -       (4,439)            -
Comprehensive income:
     Net income                                                                -            -          585             -
     Change in unrealized gains on securities
       available for sale, net of reclassification and tax effects             -            -            -          (416)
                                                                       ---------     --------     --------      --------

         Total comprehensive income                                            -            -          585          (416)
                                                                       ---------     --------     --------      --------

Balance at September 30, 2000                                                  -        7,360        6,020           313

Dividends of $.24 per share                                                                 -            -          (294)
Comprehensive income:
     Net income                                                                -            -          469             -
     Change in unrealized gains on securities
       available for sale, net of reclassification and tax effects             -            -            -           (84)
                                                                       ---------     --------     --------      --------

         Total comprehensive income                                            -            -          469           (84)
                                                                       ---------     --------     --------      --------

Balance at September 30, 2001                                            $     -     $  7,360     $  6,195      $    229
                                                                       =========     ========     ========      ========


                                                                                       SHARES
                                                                                     ACQUIRED
                                                                       BY STOCK      TREASURY
                                                                        BENEFIT       SHARES,
                                                                          PLANS       AT COST         TOTAL

Balance at October 1, 1998                                             $ (1,097)     $ (2,179)     $ 15,033

Purchase of treasury shares                                                   -          (768)         (768)
Transfer of shares to treasury upon stock benefit plan termination          190          (190)            -
Amortization expense of stock benefit plans                                 282             -           355
Dividends of $.62 per share                                                   -             -          (807)
Comprehensive income:
     Net income                                                               -             -           754
     Change in unrealized gains on securities
       available for sale, net of reclassification and tax effects            -             -          (366)
                                                                       --------      --------      --------

         Total comprehensive income                                           -             -           388
                                                                       --------      --------      --------

Balance at September 30, 1999                                              (625)       (3,137)       14,201

Transfer of shares to treasury upon stock benefit plan termination          478          (241)          237
Amortization expense of stock benefit plans                                 147             -           147
Dividends of $3.515 per share                                                 -             -        (4,439)
Comprehensive income:
     Net income                                                               -             -           585
     Change in unrealized gains on securities
       available for sale, net of reclassification and tax effects            -             -          (416)
                                                                       --------      --------      --------

         Total comprehensive income                                           -             -           169
                                                                       --------      --------      --------

Balance at September 30, 2000                                                 -        (3,378)       10,315

Dividends of $.24 per share                                                   -             -          (294)
Comprehensive income:
     Net income                                                               -             -           469
     Change in unrealized gains on securities
       available for sale, net of reclassification and tax effects            -             -           (84)
                                                                       --------      --------      --------

         Total comprehensive income                                           -             -           385
                                                                       --------      --------      --------

Balance at September 30, 2001                                          $      -      $ (3,378)     $ 10,406
                                                                       ========      ========      ========



                             See accompanying notes.

                          PEOPLES FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended September 30,
                                 (In thousands)


                                                                              2001          2000          1999
Cash flows from operating activities:
  Net income                                                                $    469      $    585      $    754
  Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                                108            72           123
    Gain on sale of securities                                                  (346)         (603)         (518)
    Loans originated for sale                                                 (1,588)            -             -
    Proceeds from sale of loans held for sale                                  1,598             -             -
    Gain on sale of loans held for sale                                          (10)            -             -
    Provision for losses on loans                                                 12            12            12
    Amortization expense of stock benefit plans                                    -           384           355
    Recovery of loss on investments                                                -            10             5
    Federal Home Loan Bank stock dividends                                       (77)          (68)          (62)
    Net changes in other assets, accrued expenses
    and other liabilities                                                        238           259          (612)
    Deferred taxes                                                                26          (151)          (21)
                                                                            --------      --------      --------
         Net cash from operating activities                                      430           500            36


Cash flows from investing activities:
 Activity in available-for-sale securities:
     Sales                                                                       352           616           527
 Activity in held-to-maturity securities:
     Maturities, prepayments and calls                                            87         1,012         1,012
     Purchases                                                                     -             -        (1,000)
  Purchase of mortgage-backed securities
    available for sale                                                             -        (1,026)       (2,258)
  Principal repayments on mortgage-backed securities                           2,679         2,246         4,749
  Loan principal repayments                                                   21,148        16,984        21,389

  Loan disbursements                                                         (29,963)      (28,700)      (30,123)
  Purchase of Federal Home Loan Bank stock                                       (49)           (1)            -
  Purchase of office premises and equipment                                     (141)         (315)          (37)
                                                                            --------      --------      --------
         Net cash used in investing activities                                (5,887)       (9,184)       (5,741)
                                                                            --------      --------      --------



See accompanying notes.

                          PEOPLES FINANCIAL CORPORATION

                            Year ended September 30,
                                 (In thousands)

                                                                                    2001            2000           1999


Cash flows from financing activities:
  Net increase in deposits                                                         4,889           4,481            479
  Proceeds from Federal Home Loan Bank advances                                   34,300          52,900         18,000
  Repayment of Federal Home Loan Bank advances                                   (30,950)        (45,250)       (11,000)
  Purchase of treasury shares                                                        -                -            (768)
  Dividends paid on common stock                                                    (294)         (4,439)          (807)
                                                                                --------         -------       --------
         Net cash from financing activities                                        7,945             692          5,904
                                                                                 -------         -------        -------

Net change in cash and cash equivalents                                            2,488            (992)           199


Cash and cash equivalents at beginning of year                                     1,628           2,620          2,421
                                                                                 --------        -------        -------

Cash and cash equivalents at end of year                                        $  4,116        $  1,628       $  2,620
                                                                                 ========        =======        =======


Supplemental disclosure of cash flow information:
    Income taxes paid                                                          $     229      $       95      $     929
                                                                                ========       =========       ========


    Interest paid                                                               $  4,988        $  4,259       $  3,474
                                                                                 =======         =======        =======
















See accompanying notes.

                          PEOPLES FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEAR ENDED SEPTEMBER 30,
                                 (IN THOUSANDS)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
UNLESS OTHERWISE INDICATED, AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA.

NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION:

    Peoples Financial Corporation (the "Corporation") is a savings and loan holding company whose activities are primarily limited to holding the stock of Peoples Federal Savings and Loan Association of Massillon (the "Association"). The Association conducts a general banking business in northeast Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Association's profitability is significantly dependent on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances.

    The consolidated financial statements include the accounts of the Corporation and the Association, and its wholly-owned subsidiary, Massillon Community Service Corporation ("Massillon") . At September 30, 2001 and 2000, Massillon had no assets and was inactive. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

    USE OF ESTIMATES: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair values of financial instruments, are particularly subject to change.

    CASH FLOWS: Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for deposit transactions.

    SECURITIES: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income. Other securities such as Federal Home Loan Bank stock are carried at cost.

    Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

                          PEOPLES FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2001, 2000 and 1999



    NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    LOANS: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

    Interest income is reported on the interest method and includes amortization of deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

    ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

    A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

    FORECLOSED ASSETS: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

    PREMISES AND EQUIPMENT: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the asset useful lives on an accelerated basis, except for buildings for which the straight line basis is used.

    LONG-TERM ASSETS: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

    STOCK COMPENSATION: Pro forma disclosures of net income and earnings per share are shown using the fair value method of SFAS No. 123 to measure expense for options granted after 1994, using an option pricing model to estimate fair value.

                          PEOPLES FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2001, 2000 and 1999


    NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


    INCOME TAXES: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

    FINANCIAL INSTRUMENTS: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

    EARNINGS PER COMMON SHARE: Basic earnings per share is computed based upon the weighted-average shares outstanding during the period less shares in the employee stock ownership plan ("ESOP") that were unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to a reduction for 31,812 weighted-average unallocated shares held by the ESOP for fiscal 1999, totaled 1,234,085, 1,248,579 and 1,265,566 for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,234,852, 1,248,579 and 1,265,566 for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. Options to purchase 117,617, 116,617 and 131,422 shares of common stock with a respective weighted average exercise price of $12.34, $12.39 and $12.38, were outstanding at September 30, 2001, 2000 and 1999, respectively, but were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares.

    COMPREHENSIVE INCOME: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

    LOSS CONTINGENCIES: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

    RESTRICTIONS ON CASH: Cash on hand or on deposit with the Federal Home Loan Bank of $506,000 and $307,000 was required to meet regulatory reserve and clearing requirements at year end 2001 and 2000. These balances do not earn interest.

                          PEOPLES FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2001, 2000 and 1999


    NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    BENEFIT PLANS: The Corporation had an ESOP, which provided retirement benefits for substantially all employees who had completed one year of service and had attained the age of 21. The Corporation accounted for the ESOP in accordance with Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SOP 93-6 requires the measure of compensation expense recorded by employers to equal the fair value of ESOP shares allocated to participants during a fiscal year. During fiscal 1999, the Association's Board of Directors adopted a resolution terminating the ESOP. Accordingly, the remaining 18,390 unallocated ESOP shares have been reflected as treasury shares following retirement of the outstanding ESOP loan. Expense recognized related to the ESOP totaled approximately $6,000 and $218,000 for the fiscal years ended September 30, 2000 and 1999, respectively. There was no expense for the year ended September 30, 2001.

    The Association also provides retirement benefits through contributions to a discretionary 401(k) plan. Due to contributions made to the ESOP, the Association did not make matching contributions to the 401(k) plan during fiscal 1999. The Association's expense for matching contributions amounted to $29,000 and $12,000 for fiscal 2001 and 2000 respectively.

    The Corporation also had a Recognition and Retention Plan ("RRP"). Subsequent to the common stock offering, the RRP purchased 59,640 shares of the Corporation's common stock in the open market. In March 2000, the Board adopted a resolution terminating the RRP. At that date, a total of 28,617 shares available under the RRP had been earned and distributed to officers and directors of the Corporation, leaving 20,884 shares unearned and 10,139 shares available for allocation. Accordingly, the remaining unearned and unallocated shares have been reflected as treasury shares. Provisions charged to expense for the RRP totaled $80,000 and $147,000 for the fiscal years ended September 30, 2000 and 1999, respectively. There was no expense for the year ended September 30, 2001.


    In March 2000, a Deferred Compensation Plan was established to replace the RRP. Certain assets of the RRP Trust were returned to the Corporation, and expense provisions of $266,000 were recorded in fiscal 2000 to recognize total vested benefits to participants equal to the value of their unearned and forfeited RRP accounts. A provision of $4,000 was charged to expense in the year ended September 30, 2001 for the Deferred Compensation Plan.

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 2001, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    DIVIDEND RESTRICTION: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Association to the Corporation or by the holding company to shareholders.

    FAIR VALUE OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

    BUSINESS SEGMENTS: While the Corporation's chief decision-makers monitor the revenue streams of the various Corporation products and services, operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, all of the Corporation's banking operations are considered by management to be aggregated in one reportable operating segment.

    RECLASSIFICATIONS: Some items in the prior year financial statements were reclassified to conform to the current presentation.

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 2001, 2000 and 1999

NOTE 2 - ACQUISITION

On October 2, 2001, a merger agreement was signed between National Bancshares Corporation (and its wholly-owned subsidiary First National Bank of Orrville) and Peoples Financial Corporation (and its wholly-owned subsidiary Peoples Federal Savings and Loan Association of Massillon). At the effective time of the merger, each share of Peoples Financial Corporation will be exchanged for $12.25 per share, all in cash. The agreement provides for Peoples Financial Corporation to be merged into an acquiring subsidiary and then merged into National Bancshares Corporation. The shareholders of Peoples Financial Corporation will be asked to adopt the agreement at a shareholders' meeting to be held in the first quarter of 2002. The acquisition is expected to be consummated in the second quarter of fiscal 2002 and is subject to approvals by various regulatory authorities and the shareholders of Peoples Financial Corporation.

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 2001, 2000 and 1999



NOTE 3 - SECURITIES

    Year-end securities are as follows:

                                                  2001
                                            GROSS     GROSS
                              AMORTIZED  UNREALIZED UNREALIZED      FAIR
                                 COST       GAINS     LOSSES       VALUE
                                 ----       -----     ------       -----

    HELD TO MATURITY:
      Municipal obligations     $  860     $   59     $   (1)     $  918

    AVAILABLE FOR SALE:
      FHLMC stock                    4        262                    266
                                ------     ------     ------      ------

         Total                  $  864     $  321     $   (1)     $1,184
                                ======     ======     ======      ======


                                                 2000
                                            GROSS     GROSS
                              Amortized  unrealized unrealized    Fair
                                 cost       gains     losses      value
                                ------     ------     ------      ------

    HELD TO MATURITY:
      Municipal obligations     $  946     $   40     $   (2)     $  984


    AVAILABLE FOR SALE:
      FHLMC stock                    9        509          -         518
                                ------     ------     ------      ------

         Total                  $  955     $  549     $   (2)     $1,502
                                ======     ======     ======      ======

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 2001, 2000 and 1999


NOTE 3 - SECURITIES (continued)

    Year-end mortgage-backed securities are as follows:

                                                                    2001
                                                              GROSS       GROSS
                                                 AMORTIZED UNREALIZED  UNREALIZED    FAIR
                                                    COST      GAINS      LOSSES      VALUE
                                                   ------     ------     ------      ------
    HELD TO MATURITY:
      Mortgage-backed securities                   $1,840     $   64   $      -      $1,904

    AVAILABLE FOR SALE:
      Mortgage-backed securities                    3,403         95         (9)      3,489
       Collateralized mortgage obligations          1,110          2         (1)      1,111
       Guardian Savings and Loan participation
        certificates                                  373          -         (4)        369
                                                   ------     ------     ------      ------
         Total mortgage-backed securities
           available for sale                       4,886         97        (14)      4,969
                                                   ------     ------     ------      ------

         Total mortgage-backed securities          $6,726     $  161     $  (14)     $6,873
                                                   ======     ======     ======      ======



                                                                        2000
                                                                  GROSS     GROSS
                                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                                       COST       GAINS     LOSSES      VALUE
                                                      ------     ------     ------      ------

    HELD TO MATURITY:
      Mortgage-backed securities                      $2,521     $   38      $   -      $2,559

    AVAILABLE FOR SALE:
      Mortgage-backed securities                       5,187         17        (79)      5,125
      Collateralized mortgage obligations                 94          2          -          96
      Guardian Savings and Loan participation
        certificates                                   1,032         28          -       1,060
      Discovery Resort Limited, partnership notes        571          -         (5)        566
                                                      ------     ------     ------      ------
         Total mortgage-backed securities
           available for sale                          6,884         47        (84)      6,847
                                                      ------     ------     ------      ------

         Total mortgage-backed securities             $9,405     $   85     $  (84)     $9,406
                                                      ======     ======     ======      ======

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 2001, 2000 and 1999


NOTE 3 - SECURITIES (continued)


    Sales of securities were as follows:

                              2001     2000     1999
                              ----     ----     ----

             Proceeds         $352     $616     $527
             Gross gains       346      603      518
             Gross losses        -        -        -

    Contractual maturities of debt securities at year-end 2001 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                          Held to maturity      Available for sale
                                          Amortized     Fair    Amortized     Fair
                                             Cost       Value      Cost      Value
                                            ------     ------     ------     ------
             Due in one year or less        $   12     $   12  $       - $        -
             Due from one to five years        191        202          -          -
             Due from five to ten years        203        218          -          -
             Due after ten years               454        486          -
             Mortgage-backed
                                             1,840      1,904      4,886      4,969
                                            ------     ------     ------     ------

                    Total                   $2,700     $2,822     $4,886     $4,969
                                            ======     ======     ======     ======

    At year-end 2001 and 2000, no securities were pledged to secure public deposits.

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 2001, 2000 and 1999


NOTE 4 - LOANS RECEIVABLE

    Loans at year-end were as follows:

                                                       2001           2000
                                                          (In thousands)
    Residential real estate
      One- to four-family                           $83,724        $74,801
      Multi-family                                      309            313
      Construction                                   12,184         11,482
    Nonresidential real estate                        3,179          3,655
    Consumer and other loans                            264            217
                                                    -------        -------
                                                     99,660         90,468

    Less:
      Deferred loan origination fees                     96             61
      Undisbursed portion of loans in process         5,633          5,338
      Allowance for loan losses                         239            235
                                                    -------        -------

           Loans, net                               $93,692        $84,834
                                                    =======        =======

    The Association's one- to four-family residential real estate loans represented 84.0% of the total loan portfolio at September 30, 2001 and 82.7% of the total loan portfolio at September 30, 2000. The Association is subject to the risk that real estate values could deteriorate in its primary lending area of northeast Ohio, thereby impairing collateral values. However, management is of the belief that real estate values in the Association's primary lending area are presently stable.

    In the ordinary course of business, the Association has made loans to some of its directors and officers and their related business interests. The balance of such loans totaled approximately $316 and $288 at September 30, 2001 and 2000, respectively.

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 2001, 2000 and 1999


NOTE 5 - ALLOWANCE FOR LOAN LOSSES

    Activity in the allowance for loan losses for the year was as follows:

                                            2001       2000     1999
                                           -----      -----     -----

             Beginning balance             $ 235      $ 213     $ 196
             Provision for loan losses        12         12        12
             Loans charge-off                 (8)         -         -
             Recoveries                        -         10         5
                                           -----      -----     -----

             Ending balance                $ 239      $ 235     $ 213
                                           =====      =====     =====


    Nonperforming and nonaccrual loans at September 30, 2001, 2000 and 1999, totaled $193, $223 and $114 respectively. There was no material loss of interest income on nonperforming loans for the years ended September 30, 2001, 2000 and 1999. No loans were classified as impaired at September 30, 2001 or 2000, or during the years ended September 30, 2001, 2000 and 1999.


NOTE 6 - PREMISES AND EQUIPMENT

    Year-end premises and equipment were as follows:

                                                    2001       2000

             Land                                 $  355     $  355
             Building and improvements             1,506      1,480
             Furniture and equipment               1,025      1,050
                                                  ------     ------
                                                   2,886      2,885
              Less accumulated  depreciation       1,322      1,297
                                                  ------     ------

                                                  $1,564     $1,588
                                                  ======     ======

Rent expense for 2001, 2000 and 1999 was $49, $19 and $12. Rent commitments under noncancelable operating leases were as follows, before considering renewal options that generally are present.


                  2002                                $   50
                  2003                                    44
                  2004                                    44
                  2005                                    37
                  2006                                    12
                  Thereafter                              57
                                                      ------

                       Total                          $  244
                                                      ======

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 2001, 2000 and 1999


NOTE 7 - DEPOSITS

    Time deposits of $100,000 or more were $8.9 and $7.8 million at year-end 2001 and 2000.

    Scheduled maturities of time deposits for the next five years were as follows.

                        2002                            $37,815
                        2003                             11,703
                        2004                              6,124
                        2005                              1,522
                        2006                                958
                        Thereafter                           36
                                                       --------

                              Total                     $58,158
                                                       ========



    Interest expense on deposits is summarized as follows for the years ended September 30:

                                             2001         2000         1999
                                            ------       ------       ------
                                                     (In thousands)

    NOW accounts                            $   18       $   26       $   24
    Passbook                                   184          222          216
    Premium savings accounts                   141           65           58
    Certificates of deposit                  3,505        3,010        2,865
                                            ------       ------       ------

                                            $3,848       $3,323       $3,163
                                            ======       ======       ======

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 2001, 2000 and 1999



NOTE 8 -  FEDERAL HOME LOAN BANK ADVANCES

    At year-end, advances from the Federal Home Loan Bank (FHLB) were as follows.

                                                                                     2001                   2000
                                                                                     ----                   ----

         Fixed rate advances, convertible to variable rates at the option of
         FHLB one, two or three years from date of note, maturities November 15,
         2010 through February 2, 2011, at rates from 4.60% to 5.79%,
         averaging 5.16%                                                          $ 16,000

         Maturities May 10, 2001 through May 30, 2001, primarily fixed rate at
         rates from 4.44% to 6.43%, averaging 5.77%                                  3,000

         Maturities October 10, 2000 through February 5, 2001, primarily fixed
         rate at rates from 6.76% to 6.93%, averaging 6.92%                                              $ 16,650

         Variable rate at 3.52% at year end, maturities
         October 17, 2001 through December 6, 2001                                   3,000

         Variable rates at 6.90% to 7.00% at year end, maturities December 14,
         2000 through March 13, 2001, average rate 6.98%                                                    2,000
                                                                                   -------                -------

               Total                                                              $ 22,000               $ 18,650
                                                                                   =======                =======


    Each advance is payable at its maturity date, without a prepayment penalty. The advances were collateralized by $27,500 and $23,313 of first mortgage loans under a blanket lien arrangement at year-end 2001 and 2000.

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 2001, 2000 and 1999


NOTE 9 - FEDERAL INCOME TAXES

     Income tax expense was as follows:

                                                                          2001           2000              1999

         Current                                                       $   231          $ 435            $  381
         Deferred                                                           26           (151)              (21)
                                                                       -------          -----            -----

                  Total                                                $   257          $ 284            $ 360
                                                                       =======          =====            =====

    Federal income taxes differ from the amounts computed at the statutory corporate tax rate for the years ended September 30 as follows:


                                                                          2001            2000             1999
                                                                                     (In thousands)

    Federal income taxes at statutory rate                             $   247          $  295           $  379
    Increase (decrease) in taxes resulting from:
      Interest on municipal obligations                                    (15)            (17)             (17)
      Other                                                                 25               6               (2)
                                                                       ------           ------           ------
    Federal income taxes per consolidated
      financial statements                                             $  257           $  284           $  360
                                                                       ======           ======           ======

    Effective tax rate                                                   35.4%            32.7%            32.3%
                                                                       ======           ======           ======


    The composition of the Corporation's net deferred tax liability at September 30 is as follows:

    Taxes (payable) refundable on temporary                                2001       2000
    differences at statutory rate:                                          (In thousands)

    Deferred tax assets:
      Net deferred loan origination costs                                 $  92      $  85
      General loan loss allowance                                            76         80
      Employee benefit plan expense                                         115        135
      Other                                                                   -          9
                                                                          -----      -----
         Deferred tax assets                                                283        309

    Deferred tax liabilities:
      Federal Home Loan Bank stock dividends                               (264)      (238)
      Difference between book and tax depreciation                         (120)      (121)
      Percentage of earnings bad debt deduction                             (75)      (100)
      Unrealized gains on securities designated as available for sale      (116)      (159)
      Other                                                                   -          -
                                                                          -----      -----
         Deferred tax liabilities                                          (575)      (618)
                                                                          -----      -----

         Net deferred tax liability                                       $(292)     $(309)
                                                                          =====      =====

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 2001, 2000 and 1999


NOTE 9 - FEDERAL INCOME TAXES (continued)

    In prior years, the Association was allowed a special bad debt deduction generally limited to 8% of otherwise taxable income and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. If the amounts that previously qualified as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. Retained earnings at September 30, 2001, include approximately $2.3 million for which federal income taxes have not been provided. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $782 at September 30, 2001. The Association is required to recapture as taxable income approximately $560 of its bad debt reserve, which represents the post-1987 additions to the reserve, and is unable to utilize the percentage of earnings method to compute its reserve in the future. The Association has provided deferred taxes for this amount and began to amortize the recapture of its bad debt reserve into taxable income over a six year period in fiscal 1999.

NOTE 10 - LOAN COMMITMENTS

    The Association is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, including commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statement of financial condition. The contract or notional amounts of the commitments reflect the extent of the Association's involvement in such financial instruments.

    The Association's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Association uses the same credit policies in making commitments and conditional obligations as those utilized for on-balance-sheet instruments.

    At September 30, 2001, the Association had outstanding commitments of approximately $1.9 million to originate loans. Additionally, the Association had undisbursed loans in process of $5.6 million at September 30, 2001. In the opinion of management, all loan commitments equaled or exceeded prevalent market interest rates as of September 30, 2001, and will be funded from normal cash flow from operations.

NOTE 11 - STOCK OPTION PLAN

    During fiscal 1997, the Board of Directors adopted a Stock Option Plan that provided for the issuance of 104,371 shares of authorized, but unissued, shares of common stock at the fair market value at the date of grant. The Corporation granted options to purchase 37,275 shares to members of the Board of Directors and 67,096 shares to certain employees at an exercise price of $16.00 per share. In order to give effect to a return of capital distribution paid in fiscal 1997, the number of shares granted under option and the exercise price were adjusted in fiscal 1998 to 134,427 and $12.41 per share, respectively. Exercise price is the market price at date of grant. The maximum option term is ten years, and options vest over five years.

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 2001, 2000 and 1999


    NOTE 11 - STOCK OPTION PLAN (continued)

    A summary of the activity in the plan is as follows.

                                                2001                    2000
                                                ----                    ----
                                                    Weighted                   Weighted
                                                     Average                   Average
                                                    Exercise                  Exercise
                                          Shares      Price      Shares         Price
                                         --------     ------     --------      ------
    Outstanding at beginning of year      116,617     $12.39      131,422      $12.38
    Granted                                 1,000       6.25            -           -
    Exercised                                   -          -            -           -
    Forfeited                                   -          -      (14,805)     $12.41
                                         --------     ------     --------      ------
    Outstanding at end of year            117,617     $12.34      116,617      $12.39
                                         ========     ======     ========      ======

                                                   2001                 2000
                                                   ----                 ----
                                                         Weighted              Weighted
                                                          Average               Average
                                                         Exercise              Exercise
                                               Shares     Price      Shares     Price
                                               ------     ------     ------     ------

    Options exerciseable at year-end           91,972     $12.43     70,252     $12.44
    Weighted-average fair value of options
      granted during year                       1,000       1.56                   N/A


    Options outstanding at year-end 2001 were as follows:

                                                   Outstanding                Exerciseable
                                                   -----------                ------------
                                                           Weighted Average                Weighted
    Range of                                                  Remaining                    Average
    Exercise                                                 Contractual                  Exercise
    Prices                                  Number              Life        Number          Price
    ------                                  ------              ----        ------          -----

    $  6.25                                   1,000              9.5              -          -
    $  9.94 - $16.44                        116,617              5.6         91,972     $12.43
                                            -------              ---         ------     ------

    Outstanding at year end                 117,617              5.6         91,972     $12.43
                                            =======              ===         ======     ======

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 2001, 2000 and 1999



    NOTE 11 - STOCK OPTION PLAN (continued)

    Had compensation cost for stock options been measured using FASB Statement No. 123, net income and earnings per share would have been the pro forma amounts indicated below.

                                                2001        2000        1999
                                                ----        ----        ----

    Net income as reported                     $   469     $   585     $   754
    Pro forma net income                           467         585         752

    Basic earnings per share as reported       $   .38     $   .47     $   .60
    Pro forma basic earnings per share             .38         .47         .59

    Diluted earnings per share as reported     $   .38     $   .47     $   .60
    Pro forma diluted earnings per share           .38         .47         .59

    The pro forma effects are commuted using option pricing models, using the following weighted-average assumptions as of grant date.

                                                         2001           2000             1999
                                                         ----           ----             ----

         Risk-free interest rate                          5.1%           6.5%             6.5%
         Expected option life                             7 years        10 years         10 years
         Expected stock price volatility                  18.0           12.0             12.0
         Dividend yield                                    2.0%          1.7%             1.7%

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 2001, 2000 and 1999


NOTE 12 - REGULATORY CAPITAL

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

    The risk-based capital requirement provides for the maintenance of adjusted core capital plus general loan loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Association multiplies the value of each asset on its statement of financial condition by a defined risk-weighting factor, e.g., one-to-four family residential loans carry a risk-weighted factor of 50%.

    During the calendar year, the Association was notified by its regulator that it was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized," the Association must maintain minimum capital ratios as set forth in the following table.

    As of September 30, 2001 and 2000, management believes that the Association met all capital adequacy requirements to which it was subject.

                                                               As of September 30, 2001
                                                                                                          Required
                                                                                                        to be "well-
                                                                    Required                          capitalized" under
                                                                   for capital                        prompt corrective
                                             Actual              adequacy purposes                    action provisions
                                    --------------------      -------------------------           -------------------------
                                    Amount       Ratio        Amount              Ratio           Amount             Ratio
                                    --------------------      -------------------------           -------------------------
                                                                  (Dollars in thousands)

                                                            Greater            Greater           Greater          Greater
                                                            than or            than or           than or          than or
    Tangible capital                 $9,536      8.78%      equal to $1,628    Equal to 1.5%     Equal to $5,428  Equal to 5.0 %

                                                            Greater            Greater           Greater          Greater
                                                            than or            than or           than or          than or
    Core capital                     $9,536      8.78%      equal to $4,342    equal to 4.0%     equal to $6,513  equal to 6.0 %

                                                            Greater            Greater           Greater          Greater
                                                            than or            than or           than or          than or
    Risk-based capital               $9,893     15.77%      equal to $5,018    equal to 8.0%     equal to $6,273  equal to 10.0 %

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 2001, 2000 and 1999


NOTE 12 - REGULATORY CAPITAL (continued)

                                                                As of September 30, 2000
                                                                ------------------------
                                                                                                       Required
                                                                                                      to be "well-
                                                                     Required                      capitalized" under
                                                                    for capital                    prompt corrective
                                             Actual               adequacy purposes                action provisions
                                    ------------------       --------------------------         ------------------------
                                      Amount    Ratio        Amount             Ratio             Amount           Ratio
                                                               (Dollars in thousands)

                                                            Greater            Greater           Greater          Greater
                                                            than or            than or           than or          than or
    Tangible capital                 $9,000       9.0%      equal to $1,503    equal to 1.5%     equal to $5,011  equal to 5.0%

                                                            Greater            Greater           Greater          Greater
                                                            than or            than or           than or          than or
    Core capital                     $9,000       9.0%      equal to $4,009    equal to 4.0%     equal to $6,013  equal to 6.0%

                                                            Greater            Greater           Greater          Greater
                                                            than or            than or           than or          than or
    Risk-based capital               $9,464      16.7%      equal to $4,529    equal to 8.0%     equal to $5,661  equal to 10.0%

    The Corporation's management believes that, under the current regulatory capital regulations, the Association will continue to meets its minimum capital requirements in the foreseeable future. However, events beyond the control of management, such as increased interest rates or an economic downturn in the Association's market area, could adversely affect future earnings and, consequently, the ability to meet future minimum regulatory capital requirements.

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 2001, 2000 and 1999


    NOTE 13 - FAIR VALUES OF FINANCIAL STATEMENTS

    Carrying amount and estimated fair values of financial instruments were as follows at year-end.

                                                       2001                        2000
                                             Carrying         Fair      Carrying          Fair
                                               Amount        Value        Amount         Value
                                               ------        -----        ------         -----
         Financial assets
            Cash and cash equivalents        $  4,116      $  4,116      $  1,628      $  1,628
            Securities                          1,126         1,184         1,464         1,502
            Mortgage-backed securities          6,809         6,873         9,368         9,406
            Loans, net                         93,692        94,856        84,834        82,232
            Federal Home Loan Bank stock        1,119         1,119           993           993
            Accrued interest receivable           374           374
         Financial liabilities
            Deposits                          (75,647)      (76,598)      (70,758)      (70,576)
            Federal Home Loan Bank
               advances                       (22,000)      (23,730)      (18,650)      (18,655)
            Accrued interest payable             (100)         (100)         (118)         (118)

    The methods and assumptions used to estimate fair value are described as follows.

    Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable and demand deposits. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans, deposits and Federal Home Loan Bank advances, for variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values.

                          PEOPLES FINANCIAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION

                        September 30, 2001, 2000 and 1999


NOTE 14 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

    The following condensed financial statements summarize the financial position of Peoples Financial Corporation as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years ended September 30, 2001, 2000 and 1999.

         ASSETS                                                                                  2001              2000

    Cash and due from banks                                                                 $     127         $     467
    Interest-bearing deposits in other financial institutions                                      26                 4
    Investment in Peoples Federal Savings and Loan Association
      of Massillon                                                                              9,766             9,314
    Prepaid expenses and other assets                                                             132               119
    Accounts receivable from Peoples Federal Savings and Loan
      Association of Massillon                                                                    367               424
                                                                                              -------           -------

         Total assets                                                                         $10,418           $10,328
                                                                                              =======           =======


         LIABILITIES AND SHAREHOLDERS' EQUITY

    Accrued expenses and other liabilities                                                 $       12        $       13

    Shareholders' equity                                                                       10,406            10,315
                                                                                              -------           -------

         Total liabilities and shareholders' equity                                           $10,418           $10,328
                                                                                              =======           =======

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 2001, 2000 and 1999


NOTE 14 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

                          PEOPLES FINANCIAL CORPORATION
                             STATEMENTS OF EARNINGS
                            Year ended September 30,
                                 (In thousands)

                                                    2001       2000       1999
         Income
           Interest income                         $   6      $  17      $  46
           Equity in earnings of subsidiary          536        650        805
                                                   -----      -----      -----
              Total revenue                          542        667        851

         General and administrative expenses         106        115        123
                                                   -----      -----      -----
              Income before income tax credits       436        552        728

         Federal income tax credits                  (33)       (33)       (26)
                                                   -----      -----      -----

              Net Income                           $ 469      $ 585      $ 754
                                                   =====      =====      =====

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 2001, 2000 and 1999


NOTE 14 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

                          PEOPLES FINANCIAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                            Year ended September 30,
                                 (In thousands)

                                                                                          2001         2000         1999
         Cash flows provided by (used in) operating activities:
           Net income                                                                  $   469      $   585      $   754
           Adjustments to reconcile net earnings to net cash provided by (used in)
           operating activities:
             Undistributed earnings of consolidated subsidiary                            (536)        (650)        (805)
             Amortization of expense related to stock benefit plans                          -          384          147
             Net changes in other assets and other liabilities                              43          (49)         (12)
                                                                                       -------      -------      -------
              Net cash provided by operating activities                                    (24)         270           84

         Cash flows from investing activities:
           Dividends received from subsidiary                                                -        3,482        2,108
           Repayments on ESOP loan                                                           -            -          336
                                                                                       -------      -------      -------
              Net cash provided by investing activities                                      -        3,482        2,444

         Cash flows from financing activities:
           Dividends on common stock                                                      (294)      (4,439)        (807)
           Purchase of treasury stock                                                        -            -         (768)
                                                                                       -------      -------      -------
              Net cash used in financing activities                                       (294)      (4,439)      (1,575)
                                                                                       -------      -------      -------

         Net increase (decrease) in cash and cash equivalents                             (318)        (687)         953

         Cash and cash equivalents at beginning of year                                    471        1,158          205
                                                                                       -------      -------      -------

         Cash and cash equivalents at end of year                                      $   153      $   471      $ 1,158
                                                                                       =======      =======      =======

                          PEOPLES FINANCIAL CORPORATION

                        September 30, 2001, 2000 and 1999


NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                        Earnings per Share
                                   Interest          Net Interest   Net                 -------------------
                                   Income            Income         Income(1)       Basic           Fully Diluted
                                   ------            ------         -------         -----           -------------

2001
----
  First quarter                  $ 1,880             $ 610          $ 117        $ .09                   $ .09
  Second quarter                   1,923               693            142          .11                     .11
  Third quarter                    1,911               679            154          .12                     .12
  Fourth quarter                   1,930               692             56          .05                     .05


2000
----
  First quarter                    1,653               676            167          .13                     .13
  Second quarter                   1,701               677            140          .11                     .11
  Third quarter                    1,780               676            113          .09                     .09
  Fourth quarter                   1,821               606            165          .13                     .13



(1) Fourth quarter income for 2001 reflects the impact of additional expenses related to the Company's pending acquisition by National Bancshares Corporation as indicated in Note 2.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 18, 2001, Peoples Financial, with the approval of the Board of Directors, decided to change Peoples Financial's independent certified public accountants from Grant Thornton LLP to Crowe Chizek. Grant Thornton LLP served as Peoples Financial's independent certified public accountants from 1996 through the fiscal year ended September 30, 2000. The Board of Directors' decision to engage Crowe Chizek is based on that firm's service and commitment toward serving community-based financial institutions of Peoples Financial's size. Grant Thornton LLP's reports on the consolidated financial statements of Peoples Financial for the past two years did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principals. During the last two fiscal years and the interim period through April 18, 2001, there were no disagreements between Peoples Financial and Grant Thornton LLP on any matter of accounting principles or practices, consolidated financial statement disclosure or audit scope or procedure.

         Crowe Chizek has been engaged as Peoples Financial's independent certified public accountants effective April 18, 2001. Peoples Financial has not requested or obtained any advice from Crowe Chizek concerning any material accounting, auditing or financial reporting issue regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on Peoples Financial's consolidated financial statements.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                                                                                                                Director of
                                                                               Director of                    Peoples Federal
   Name                           Age        Positions Held                    Pfc Since     Term Expires         Since
   ----                           ---        --------------                    ----------    ------------         -----

Victor C. Baker                    78        Director                            1995            2003              1984
James P. Bordner                   59        Director                            1995            2002              1992
Alan C. Edie                       51        Director                            1999            2002              1999
Vincent G. Matecheck               56        Director, Secretary and             1995            2003              1987
                                             Attorney
Thomas E. Shelt                    68        Director                            1995            2002              1978
Vince E. Stephan                   85        Director and Chairman of the        1995            2002              1970
                                             Board
Paul von Gunten                    75        Director, President and Chief       1995            2003              1968
                                             Executive Officer

         MR. BAKER retired in 1982 after owning and operating Sunny Slope Orchard, a family operated, wholesale and retail fruit market, bakery and sweet shop located in Massillon, Ohio, for 40 years.

         MR. BORDNER has been the President of P. J. Bordner and Company, Inc., a grocery store chain in Massillon, Ohio, since 1980.

         MR. EDIE was, until 1999, employed by Fleming Companies, a food distribution company, in Massillon for 24 years, most recently serving as Director of Operations. In March 2000, Mr. Edie was appointed by the Board of Directors of Peoples Federal to serve as Senior Vice President of Peoples Federal. He serves as President and Board Member of the William McKinley Mental Health Society.

         MR. MATECHECK has served as legal counsel to Peoples Federal since 1992. A lawyer in private practice, Mr. Matecheck is also the Secretary and a director of P. J. Bordner and Company, Inc., and Polymer Packaging, Inc., of Canton, Ohio; a partner of Federal Avenue Office Building Company; a director of Gordy Graybill, Inc.; and a former President of the Board of Trustees of the United Way of Western Stark County.

         MR. SHELT was employed by Peoples Federal from 1961 until his retirement in December 1994. For the last fifteen years of his employment, he served as Vice President. He is currently engaged in farming and real estate investment.

         MR. STEPHAN has been Chairman of the Board of Peoples Federal since 1989. He is Vice President of Manchester Hardware, Inc., a hardware store located in Manchester, Ohio, and retired in 1980 after serving for 25 years as an insurance agent for Nationwide Company in Canal Fulton, Ohio. Mr. Stephan currently operates a family farm.

         MR. VON GUNTEN has been employed by Peoples Federal since 1948 and has served as President and Chief Executive Officer since 1979. Mr. von Gunten has served as President of PFC since 1995.


EXECUTIVE OFFICERS

         In addition to Mr. von Gunten, the President of both PFC and Peoples Federal, and Mr. Edie, the Senior Vice President of Peoples Federal, the following persons hold the positions set forth below with PFC and Peoples
Federal:

Name                                          Age                     Position(s) Held
----                                          ---                     ----------------
James R. Rinehart                             58                      Treasurer of PFC and Peoples Federal
William P. Hart                               63                      Vice President of Peoples Federal
Linda L. Fowler                               57                      Secretary of PFC and Peoples Federal
Cindy A. Wagner                               49                      Assistant Treasurer of Peoples Federal

         MR. RINEHART has served as the Treasurer of PFC since 1995. Mr. Rinehart has also been employed by Peoples Federal since May 1994 and has served as the Treasurer of Peoples Federal since March 1996. Prior to joining Peoples Federal, Mr. Rinehart was an accountant with Hall, Kistler & Company P.L.L. for 29 years.

         MR. HART joined Peoples Federal in January 1996. Prior to joining Peoples Federal, Mr. Hart was employed by Citizens Savings Bank in Canton, Ohio, serving as Vice President of Loan Originations since 1978. For 20 years, Mr. Hart served on the Board of Trustees of the Building Industry Association of Stark County.

         MS. FOWLER has been employed by Peoples Federal since 1962. She served as Treasurer from 1986 to 1991 and has served as Secretary since 1991. Ms. Fowler is the Vice President and a member of the Board of Trustees of the Massillon Downtown Merchants' Association, Treasurer of Quota International of Massillon, Treasurer of Tuslaw Lions Club and former President and a member of the Board of Directors of the Massillon Club.

         MS. WAGNER has been employed by Peoples Federal in various capacities since 1986, as an officer since 1991, and as Assistant Treasurer since March 1996. Ms. Wagner is the Secretary and a member of the Board of Trustees of the Massillon Downtown Merchants' Association.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

         Under the federal securities laws, PFC's directors, executive officers and persons holding more than ten percent of the common shares of PFC are required to report their ownership of common shares and any changes in such ownership to the Securities and Exchange Commission (the "SEC") and to PFC. Based upon a review of such reports, PFC must disclose any failure to file such reports timely in Proxy Statements used in connection with annual meetings of shareholders. PFC has determined that no failure to timely file such reports occurred during fiscal year 2001.

ITEM 10.      EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table presents certain information regarding the cash compensation received by the President and Chief Executive Officer of PFC and Peoples Federal. No other executive officer of PFC received compensation in excess of $100,000 during the fiscal years ended September 30, 2001, 2000 and 1999:


                           SUMMARY COMPENSATION TABLE

                                              ---------------------------
                                                  Annual Compensation
-------------------------------------------------------------------------------------------------



Name and Principal Position                                                     All Other
                                   Year       Salary ($)(1)     Bonus($)       Compensation
------------------------------------------------------------------------------------------------

Paul von Gunten                    2001           $127,000      $   500       $  4,732(2)
   President and Chief             2000            126,100        7,500         16,634(3)
   Executive Officer               1999            123,089        8,000         26,510(4)
------------------------------------------------------------------------------------------------

(1) Includes salary of $117,900, $116,150, and $112,189 and directors' fees of $9,600, $9,600, and $10,900 in fiscal years 2001, 2000 and 1999, respectively, and committee fees of $350 for fiscal year 2000. Does not include amounts attributable to other miscellaneous benefits received by executive officers. The cost to PFC or Peoples Federal of providing such benefits to Mr. von Gunten was less than 10% of his cash compensation. Does not include the $82,865 value transferred from Mr. von Gunten's account in the Peoples Financial Corporation Recognition and Retention Plan Trust (the "RRP"), which was terminated, into Mr. von Gunten's account in the Peoples Federal Savings and Loan Association of Massillon Deferred Compensation Plan.

(2) Consists of Peoples Federal's contribution to Mr. von Gunten's 401(k) plan account in the amount of $3,663 and premiums totaling $1,069 paid by Peoples Federal for insurance against the death or long-term disability of Mr. von Gunten payable to a beneficiary designated by Mr. von Gunten.

(3) Consists of Peoples Federal's contribution to Mr. von Gunten's 401(k) defined contribution plan account in the amount of $1,482 and premiums totaling $1,109 paid by Peoples Federal for insurance against the death or long-term disability of Mr. von Gunten payable to a beneficiary designated by Mr. von Gunten, as well as the $14,043 aggregate value at the date of allocation of shares allocated to the Peoples Financial Corporation Employee Stock Ownership Plan ("ESOP") account of Mr. von Gunten. The ESOP was terminated during fiscal year 2000.

(4) Consists of premiums totaling $923 paid by Peoples Federal for insurance against the death or long-term disability of Mr. von Gunten payable to a beneficiary designated by Mr. von Gunten, as well as the $25,587 aggregate value at the date of allocation of shares allocated to the ESOP account of Mr. von Gunten.


         On August 20, 2001, Peoples Federal entered into a severance agreement with Paul von Gunten for a term ending December 31, 2002. The agreement may be terminated by Peoples Federal at any time prior to the end of the term. If the agreement is terminated for "just cause," as defined in the agreement, or without just cause and more than six months before or after one year after a "change in control," Mr. von Gunten will have no right to receive any compensation or benefits after the termination. In the event Mr. von Gunten's employment is terminated within six months prior to, or within one year after, a change in control, Mr. von Gunten would receive payment in the amount of $85,000.

A change in control is generally deemed to have occurred if any person or entity acquires the ownership of or power to vote more than ten percent (10%) of the shares of PFC or Peoples Federal, the power to elect of a majority of the board of directors of either PFC or Peoples Federal, or the exercise of a controlling influence over the management or policies of PFC or Peoples Federal.

STOCK OPTION PLAN

         At the 1997 Annual Meeting of the Shareholders of PFC, the shareholders approved the Stock Option Plan. The Board of Directors of PFC reserved 149,101 common shares for issuance by PFC upon the exercise of options to be granted to certain directors, officers and employees of Peoples Federal and PFC from time to time under the Stock Option Plan. Options to purchase 104,371 common shares of PFC were awarded pursuant to the Stock Option Plan. Due to a return of capital distribution in September 1997 and in accordance with the Stock Option Plan, the number of shares reserved for the Stock Option Plan was increased to 192,042, and the number of awarded shares was adjusted to 134,427. Options to purchase an additional 3,000 shares have since been awarded.

         The following table sets forth information regarding the number and value of unexercised options held by Mr. von Gunten at September 30, 2001.

                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND 9/30/01 OPTION/SAR VALUES
                  ---------------------------------------------------------------------------------

                                                                         Number of Securities
                                                                              Underlying            Value of Unexercised
                                                                              Unexercised               In-the-Money
                                                                            Options/SARs at            Options/SARs at
                                                                              9/30/01 (#)                9/30/01 ($)

                            Shares Acquired                                  Exercisable/               Exercisable/
Name                        on Exercise(#)       Value Realized($)           Unexercisable              Unexercisable
----                        ---------------      ------------------          -------------              -------------

Paul von Gunten                       -                 -                       8,240/  -                   N/A (1)
-----------------------------

(1) Such options are not deemed to have any value as of September 30, 2001, because their exercise price of $12.41 (as adjusted in fiscal year 1998 to reflect a return of capital paid in September 1997) exceeded the $5.625 closing sale price.



RECOGNITION AND RETENTION PLAN AND TRUST AND DEFERRED COMPENSATION PLAN

         At the 1997 Annual Meeting of the Shareholders of PFC, the shareholders of PFC approved the RRP. With funds contributed by PFC, the RRP purchased 59,640 common shares of PFC, 47,712 of which were awarded to directors and executive officers of PFC and Peoples Federal in March 1997 and 1,789 of which were awarded to Mr. Edie effective in June 1999 on his appointment as a director.

         The Board of Directors of PFC terminated the RRP effective March 20, 2000. All shares held in the RRP Trust that had not been awarded or were awarded but not yet earned by participants became treasury shares of PFC. In exchange for the forfeiture of their RRP awards, the participants received an account in a new Peoples Federal Savings and Loan Association of Massillon Deferred Compensation Plan (the "Deferred Compensation Plan") equal to 97% of the value of their RRP accounts. The accounts in the Deferred Compensation Plan will be credited with interest at the rate of 7% each year until the balance is withdrawn by the participant.

DIRECTORS' COMPENSATION

        PFC currently pays no directors' fees. Each director of Peoples Federal receives an annual retainer fee of $2,400 for service as a director, plus $600 for each monthly meeting attended. The Chairman of the Board and the Vice Chairman of the Board also receive additional monthly fees of $600 and $350, respectively.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the number of common shares of PFC beneficially owned by each director of PFC and by all directors and executive officers of PFC as a group as of December 15, 2001. Paul von Gunten is the only person known by management to own beneficially more than 5% of the outstanding common shares of PFC.

                                                                 Amount and Nature of
                                                                 Beneficial Ownership
                                                  --------------------------------------------
                                                   Sole Voting and           Shared Voting and              Percent of
Name and Address(1)                               Investment Power            Investment Power          Shares Outstanding
--------------------                              ----------------            ----------------          ------------------

Victor C. Baker                                         15,680(2)                      -                       1.26%
James P. Bordner                                        12,268(2)                  4,100                       1.32
Alan C. Edie                                             2,470(3)                  2,000                        .36
Vincent G. Matecheck                                    20,668(2)                    100                       1.67
Thomas E. Shelt                                         28,968(2)                  5,775                       2.80
Vince E. Stephan                                        20,468(2)                      -                       1.49
Paul von Gunten                                        123,433(4)                  3,000                      10.18
All directors and executive officers of PFC
  as a group (9 people)                                284,780(5)                 16,175                      22.92%

----------------------------

(1) Each of the persons listed in this table may be contacted at the address of PFC.

(2) Includes 7,680 shares that may be acquired currently upon the exercise of options.

(3) Includes 2,304 shares that may be acquired currently upon the exercise of an option.

(4) Includes 8,240 shares that may be acquired currently upon the exercise of options

(5) Includes 13,724 shares that may be acquired currently upon the exercise of options by executive officers of PFC who are not named in the table.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended September 30, 2001, Peoples Federal retained the services of Vincent G. Matecheck, an attorney engaged in private practice in the Massillon area. Mr. Matecheck is a director of Peoples Federal and PFC, serves as the Secretary of PFC and serves as general counsel to Peoples Federal. During fiscal years 2001, 2000 and 1999, Mr. Matecheck was paid $15,500, $16,764, and $16,025, respectively, for services rendered as general counsel to Peoples Federal.

         Although Peoples Federal makes loans to its employees and directors on the same terms as those of comparable loans to other persons, People Federal requires employees and directors to pay interest at a rate of one percent less than the rate required of other customers while such employees and directors serve Peoples Federal in their respective capacities. Should the service of an employee or director cease for any reason, Peoples Federal will discontinue the one percent reduction and enforce the stated terms of the loan.

         The following table sets forth certain information regarding loans made by Peoples Federal to executive officers and directors of Peoples Financial with such reduced interest rates:

                                                                                         Highest balance
                                                             Date       Interest rate        in last       Balance at
           Name                    Type of loan           originated  after reduction    two fiscal years   11/30/01
           ----                    ------------           ----------  ---------------    ----------------   --------

Linda L. Fowler             Mortgage, residence            01/31/92           5.50 %    $     8,033        $    4,960
                            Home equity line of credit     01/08/01           4.00           30,000           29,677
                            Home equity line of credit     06/25/01           6.25           46,875           46,812
Vincent G. Matecheck        Mortgage, residence            11/09/98           6.625         228,000          207,000


         No other loans which, in the aggregate to one person, exceeded $60,000 at any time during the two years ended September 30, 2001, were made to directors or executive officers of PFC on preferential terms. None of the outstanding loans to directors or executive officers involve more than the normal risk of collectibility or present other unfavorable features, and all are current in accordance with their terms.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

                    2 Agreement and Plan of Merger (incorporated by reference)

                    3.1 Articles of Incorporation (incorporated by reference)

                    3.2              Code of Regulations (incorporated by
                                     reference)

                    10.1             Severance Agreement with Mr. Paul von
                                     Gunten

                    10.2             Employment Agreement with Mr. Alan Edie

                    10.3             Employment Agreement with Mr. James
                                     Rinehart

                    10.4             Employment Agreement with Ms. Linda L.
                                     Fowler

                    10.5 Peoples Financial Corporation 1997 Stock Option and Incentive Plan (incorporated by reference)

                    21 Subsidiaries of Peoples Financial Corporation (incorporated by reference)

                    23.1             Consent of Crowe, Chizek and Company LLP

                    23.2             Consent of Grant Thornton LLP

                    99.1 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

                    99.2             Reissued Accountants' Report

              (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PEOPLES FINANCIAL CORPORATION


                                      by /s/ Paul Von Gunten
                                         ---------------------
                                         Paul von Gunten
                                         President
                                         (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Paul von Gunten                by /s/ James R. Rinehart
   -------------------                   ---------------------
    Paul von Gunten                      James R. Rinehart
    President and Director               Treasurer
                                         (Principal Financial Officer)


Date   December 19, 2001              Date   December 19, 2001



By /s/ Victor C. Baker                by /s/ James P. Bordner
   -------------------                   --------------------
    Victor C. Baker                      James P. Bordner
    Director                             Director


Date   December 19, 2001              Date   December 19, 2001



By /s/ Alan C. Edie                   by /s/ Vincent G. Matecheck
   ----------------                      ------------------------
    Alan C. Edie                         Vincent G. Matecheck
    Director                             Secretary and Director



Date   December 19, 2001              Date   December 19, 2001



By /s/ Thomas E. Shelt                by /s/ Vince E. Stephan
   -------------------                   --------------------
    Thomas E. Shelt                      Vince E. Stephan
    Director                             Chairman of the Board of Directors


Date   December 19, 2001              Date   December 19, 2001

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                                 DESCRIPTION
------                                                                 -----------

2               Agreement and Plan of Merger                             Incorporated by reference to Current Report on Form
                                                                         8-K/A of the Registrant filed with the Securities
                                                                         and Exchange Commission (the "SEC") on October 3,
                                                                         2001.

3.1             Articles of Incorporation of Peoples Financial           Incorporated by reference to Pre-Effective Amendment
                Corporation                                              No. 1 to the Registration Statement on Form S-1 of
                                                                         the Registrant (No. 333-2690) filed with the SEC on
                                                                         June 28, 1996 (the "S-1"), Exhibit 3.1.

3.2             Code of Regulations of Peoples Financial Corporation     Incorporated by reference to Exhibit 3.2 to the S-1.

10.1            Severance Agreement with Mr. von Gunten

10.2            Employment Agreement with Mr. Edie

10.3            Employment Agreement with Mr. Rinehart

10.4            Employment Agreement with Ms. Fowler

10.5            Peoples Financial Corporation 1997 Stock Option and      Incorporated by reference to Exhibit A to the
                Incentive Plan                                           definitive Proxy Statement filed with the SEC on
                                                                         February 6, 1997.

21              Subsidiaries of Peoples Financial Corporation            Incorporated by reference to Exhibit 21 to the 1996
                                                                         10-KSB.
23.1            Consent of Crowe, Chizek and Company LLP

23.2            Consent of Grant Thornton LLP

99.1            Safe Harbor Under the Private Securities Litigation
                Reform Act of 1995

99.2            Reissued Accountants' Report