Form 10QSB
period 2001-12-31
PEOPLES FINANCIAL CORP \OH\
filed 2002-02-14
CIK 1011221

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   December 31, 2001
                               ------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
February 11, 2002 - 1,234,085 common shares
-------------------------------------------

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]


                               Page 1 of 17 pages

                                      INDEX

                          PEOPLES FINANCIAL CORPORATION

                                                                        Page

PART I  -   FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition          3
                  Consolidated Statements of Earnings                     4
                  Consolidated Statements of Comprehensive Income         5
                  Condensed Consolidated Statements of Cash Flows         6
                  Notes to Consolidated Financial Statements              7
                  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         9

PART II  -  OTHER INFORMATION                                            15

SIGNATURES                                                               17





                               Page 2 of 17 pages

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                          PEOPLES FINANCIAL CORPORATION

                                         (In thousands, except share data)

                                                                    DECEMBER 31,   SEPTEMBER 30,
         ASSETS                                                            2001            2001
Cash and due from banks                                               $     267       $     389
Interest-bearing deposits in other financial institutions                11,522           3,727
                                                                      ---------       ---------
         Cash and cash equivalents                                       11,789           4,116

Securities available for sale                                               222             266
Securities held to maturity (fair value December 31, 2001 -$906;
  September 30, 2001 - $918)                                                848             860
Mortgage-backed securities available for sale                             4,570           4,969
Mortgage-backed securities held to maturity (fair value
  December 31, 2001 - $1,647; September 30, 2001 - $1,904)                1,589           1,840
Loans, net                                                               84,084          93,692
Federal Home Loan Bank Stock                                              1,135           1,119
Premises and equipment ,net                                               1,521           1,564
Accrued interest receivable                                                 342             374
Other assets                                                                 38             403
                                                                      ---------       ---------
         Total assets                                                 $ 106,138       $ 109,203
                                                                      =========       =========
         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                              $  75,983       $  75,647
Federal Home Loan Bank advances                                          19,000          22,000
Accrued expenses and other liabilities                                      770           1,150
                                                                      ---------       ---------
Total liabilities                                                        95,753          98,797

Shareholders' equity
  Preferred stock, no par value; 1,000,000 shares authorized;
    no shares issued                                                       --              --
Common stock, no par value; 6,000,000 shares authorized;
    1,491,012 shares issued                                                --              --
  Additional paid-in capital                                              7,360           7,360
  Retained earnings                                                       6,224           6,195
  Accumulated comprehensive income                                          179             229
  Treasury stock, at cost (December 31 and September 30, 2001 -
     256,927 shares)                                                     (3,378)         (3,378)
                                                                      ---------       ---------
         Total shareholders' equity                                      10,385          10,406
                                                                      ---------       ---------
         Total liabilities and shareholders' equity                   $ 106,138       $ 109,203
                                                                      =========       =========




                               Page 3 of 17 pages

                       CONSOLIDATED STATEMENTS OF EARNINGS
                       -----------------------------------

                          PEOPLES FINANCIAL CORPORATION

                     For the three months ended December 31,
                        (In thousands, except share data)


                                                               2001        2000
Interest income
  Loans                                                       $1,749      $1,661
  Mortgage-backed securities                                     107         168
  Securities:
     Taxable                                                      16          21
     Tax exempt                                                   13          14
  Interest-bearing deposits and other                             22          16
                                                              ------      ------
         Total interest income                                 1,907       1,880

Interest expense
  Deposits                                                       922         946
  Federal Home Loan Bank advances                                257         324
                                                              ------      ------
         Total interest expense                                1,179       1,270
                                                              ------      ------
         Net interest income                                     728         610

Provision for losses on loans                                      3           3
                                                              ------      ------
         Net interest income after provision for
           losses on loans                                       725         607

Non-interest income
  Gain on sale of securities                                      48          96
  Gain on sale of loans                                           68          --
  Other operating                                                 42          34
                                                              ------      ------
         Total non-interest income                               158         130

Non-interest expense
  Salaries and employee benefits                                 307         304
  Occupancy and equipment                                         94          86
  Franchise taxes                                                 33          42
  Federal deposit insurance premiums                               3           4
  Data processing                                                 39          35
  Advertising                                                     12          19
  Other                                                          244          75
                                                              ------      ------
         Total general, administrative and other expense         732         565
                                                              ------      ------
         Earnings before income taxes                            151         172

Federal income taxes                                              48          55
                                                              ------      ------
         NET EARNINGS                                         $  103      $  117
                                                              ======      ======
         EARNINGS PER SHARE
           Basic                                              $  .08      $  .09
                                                              ======      ======
           Diluted                                            $  .08      $  .09
                                                              ======      ======






                               Page 4 of 17 pages

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------

                          PEOPLES FINANCIAL CORPORATION

                     For the three months ended December 31,
                                 (In thousands)

                                                                 2001        2000
Net earnings                                                    $ 103       $ 117

Other comprehensive income, net of taxes:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (credits) of $(9) and $73 in
    2001 and 2000, respectively                                   (18)        141

Reclassification adjustment for realized gains included in
   earnings, net of tax of $16 and $33 in 2001 and
     2000, respectively                                           (32)        (63)
                                                                -----       -----
Comprehensive income                                            $  53       $ 195
                                                                -----       -----
Accumulated comprehensive income                                $ 179       $ 391
                                                                =====       =====





                               Page 5 of 17 pages

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                          PEOPLES FINANCIAL CORPORATION

                     For the three months ended December 31,
                                 (In thousands)

                                                                                       2001           2000
Cash flows from operating activities:
  Net income                                                                       $    103       $    117
  Adjustments to reconcile net earnings to net cash
  provided by ( used in) operating activities                                           (73)           143
                                                                                   --------       --------
         Net cash from operating activities                                              30            260

Cash flows from investing activities:
  Principal repayments on mortgage-backed securities                                    619            395
  Activity in available-for-sale  securities:
     Sales                                                                               49             97
  Activity in Held-to-maturity securities:
     Maturities                                                                          12             12
  Purchase of Federal Home Loan Bank stock                                               --            (42)
  Loan principal repayments                                                          14,648          3,804
  Loan disbursements                                                                 (4,947)        (7,073)
  Purchase of office premises and equipment                                              --            (13)
                                                                                   --------       --------
         Net cash used in investing activities                                       10,381         (2,820)
                                                                                   --------       --------

Cash flows from financing activities:
  Net increase in deposits                                                              336          1,600
  Proceeds from Federal Home Loan Bank advances                                          --         21,300
  Repayment of Federal Home Loan Bank advances                                       (3,000)       (19,750)
  Dividends paid on common stock                                                        (74)           (74)
                                                                                   --------       --------
         Net cash from financing activities                                          (2,738)         3,076
                                                                                   --------       --------
Net increase (decrease) in cash and cash equivalents                                  7,673            516

Cash and cash equivalents at beginning of period                                      4,116          1,628
                                                                                   --------       --------
Cash and cash equivalents at end of period                                         $ 11,789       $  2,144
                                                                                   ========       ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                           $    124       $    119
                                                                                   ========       ========
    Interest on deposits and borrowings                                            $  1,184       $  1,268
                                                                                   ========       ========
Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
   for sale, net of related tax effects                                            $    (50)      $     78
                                                                                   ========       ========



                               Page 6 of 17 pages

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                          PEOPLES FINANCIAL CORPORATION

          For the three month periods ended December 31, 2001 and 2000


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Peoples Financial Corporation included in the Annual Report on Form 10-KSB for the year ended September 30, 2001. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended December 31, 2001, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Peoples Financial Corporation ("PFC" or the "Corporation") and Peoples Federal Savings and Loan Association of Massillon ("Peoples Federal" or the "Association"). All significant intercompany items have been eliminated.

3.  ACQUISITION

On October 2, 2001, a merger agreement was signed between National Bancshares Corporation and PFC. At the effective time of the merger, each share of PFC will be exchanged for $12.25 per share, all in cash. The agreement provides for a subsidiary of National Bancshares Corporation to be merged into PFC, after which PFC will be merged into National Bancshares Corporation. The shareholders of Peoples Financial Corporation will be asked to adopt the agreement at a shareholders' meeting scheduled to be held March 13, 2002. The acquisition is expected to be consummated in the third fiscal quarter of 2002 and is subject to approvals by various regulatory authorities and the shareholders of Peoples Financial Corporation.

4.  USE OF ESTIMATES

To prepare financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses is particularly subject to change.

                               Page 7 of 17 pages

             ------------------------------------------------------

                          PEOPLES FINANCIAL CORPORATION

          For the three month periods ended December 31, 2001 and 2000


5.  EARNINGS PER SHARE

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 1,234,085 for both of the three-month periods ended December 31, 2001 and December 31, 2000.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under PFC's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,235,532 for the three-month period ended December 31, 2001 and 1,234,085 for the three-month period ended December 31, 2000.

Options to purchase 117,617 and 116,617 shares of common stock at a weighted-average exercise price of $12.34 and $12.39 per share were outstanding at December 31, 2001 and 2000, respectively. Included in the computation of common share equivalents at December 31, 2001 were 6,761 shares. The remaining shares as of December 31, 2001 and all shares as of December 31, 2000 were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares and were dilutive.

6.  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2001 consolidated financial statement presentation.

7. LOANS RECEIVABLE

Loans were as follows:

                                           December 31,   September 30,
                                                  2001           2001
Residential real estate
  One-to-four family                           $74,108        $83,724
  Multi-family                                     307            309
  Construction                                  12,165         12,184
Nonresidential real estate                       3,082          3,179
Consumer and other loans                           245            264
                                               -------        -------
                                                89,907         99,660
Less:
  Deferred loan origination fees                   108             96
  Undisbursed portion of loans in process        5,473          5,633
  Allowance for loan losses                        242            239
                                               -------        -------
                                               $84,084        $93,692
                                               =======        =======






                               Page 8 of 17 pages

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2001 TO DECEMBER 31, 2001

PFC's assets totaled $106.1 million as of December 31, 2001, a decrease of $3.1 million, or 2.8%, over the September 30, 2001 total. The decrease in assets was comprised primarily of decreases in loans receivable of $9.6 million and securities and mortgage-backed securities of $706,000, partially offset by an increase in cash and cash equivalents of $7.7 million. Federal Home Loan Bank advances were repaid in the amount of $3.0 million, while customer deposits increased by $336,000.

Cash and cash equivalents totaled $11.8 million at December 31, 2001, an increase of $7.7 million, over the total of $4.1 million at September 30, 2001. Funds from loan and mortgage-backed securities repayments were retained in cash and cash equivalents due to the pending merger.

Securities totaled $1.1 million at December 31, 2001, a decrease of $56,000, or 5.0%, from the total at September 30, 2001. This decrease resulted primarily from a net decrease of $43,000 in unrealized gains, due to the sale of equity securities at a gain of $48,000, and maturities of $12,000.

Mortgage-backed securities totaled $6.2 million at December 31, 2001, a decrease of $650,000, or 9.5%, from the total at September 30, 2001. This decrease resulted primarily from principal repayments of $619,000, and a decrease in net unrealized gains of $32,000.

Net loans receivable totaled $84.1 million at December 31, 2001, a decrease of $9.6 million, or 10.3%, from the September 30, 2001 total. Peoples Federal has continued to focus on its marketing program to originate new fixed and adjustable-rate mortgage loans and home equity loans at the main office and the branch lending office. The decrease was principally due to loan principal repayments of $14.6 million and $8.2 million of loans sold, which exceeded loan originations of $13.1 million for the quarter ended December 31, 2001. The allowance for loan losses totaled $242,000 at December 31, 2001, an increase of $3,000 over the balance at September 30, 2001 due to the provision for the first quarter. The allowance represented .27% and .24% of total loans at December 31, 2001 and September 30, 2001, respectively. Nonperforming loans totaled $201,000 at December 31, 2001 and $193,000 at September 30, 2001.

                               Page 9 of 17 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2001 TO DECEMBER 31, 2001 (continued)

Deposits totaled $76.0 million at December 31, 2001, an increase of $336,000, or
 .4%, over the September 30, 2001 amount. During the three months ended December 31, 2001, premium savings accounts and passbook deposits and statement savings accounts increased by $1.7 million and $239,000, respectively. Certificates of deposit decreased by $1.6 million and NOW accounts decreased by $17,000 during the period. Peoples Federal's policy is to offer rates designed to maintain a relatively stable level of certificates and control interest costs.

Advances from the FHLB totaled $19.0 million at December 31, 2001, a decrease of $3.0 million, or 13.6%, from the September 30, 2001 amount, as PFC repaid advances primarily from loan principal repayments. At December 31, 2001, borrowings included $3.0 million of fixed rate advances maturing in May 2002. The remainder of advances from the FHLB were comprised of convertible fixed rate advances of $16.0 million with final maturities currently scheduled for 2010 and 2011.

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

                               Page 10 of 17 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2001 TO DECEMBER 31, 2001 (continued)

As of December 31, 2001 and September 30, 2001, management believes that the Association met all capital adequacy requirements to which it was subject.

                                                                AS OF DECEMBER 31, 2001


                                                                                       FOR CAPITAL
                                              ACTUAL                                  ADEQUACY PURPOSES
                                         ---------------         ---------------------------------------------------------------
                                         AMOUNT    RATIO                   AMOUNT                           RATIO
                                                                      (Dollars in thousands)
Tangible capital                        $ 9,660     9.1%         greater than or equal to $1,589    greater than or equal to 1.5%

Core capital                            $ 9,660     9.1%         greater than or equal to $4,236    greater than or equal to 4.0%

Risk-based capital                      $10,001    17.0%         greater than or equal to $4,705    greater than or equal to 8.0%

                                                                          TO BE "WELL-
                                                                       CAPITALIZED" UNDER
                                                                        PROMPT CORRECTIVE
                                                                        ACTION PROVISIONS
                                                  ------------------------------------------------------------------
                                                             AMOUNT                              RATIO
                                                                    (Dollars in thousands)
Tangible capital                                  greater than or equal to $5,295     greater than or equal to  5.0%

Core capital                                      greater than or equal to $6,354     greater than or equal to  6.0%

Risk-based capital                                greater than or equal to $5,881     greater than or equal to 10.0%


                                                                AS OF SEPTEMBER 30, 2001



                                                                                          FOR CAPITAL
                                               ACTUAL                                   ADEQUACY PURPOSES
                                         --------------           --------------------------------------------------------------
                                         AMOUNT    RATIO                    AMOUNT                             RATIO
                                                                  (Dollars in thousands)
Tangible capital                         $9,536      8.8%        greater than or equal to $1,628    greater than or equal to 1.5%

Core capital                             $9,536      8.8%        greater than or equal to $4,342    greater than or equal to 4.0%

Risk-based capital                       $9,893     15.8%        greater than or equal to $5,018    greater than or equal to 8.0%


                                                                 TO BE "WELL-
                                                              CAPITALIZED" UNDER
                                                              PROMPT CORRECTIVE
                                                              ACTION PROVISIONS
                                        ------------------------------------------------------------------
                                                    AMOUNT                        RATIO
                                                            (Dollars in thousands)
Tangible capital                        greater than or equal to $5,428     greater than or equal to  5.0%

Core capital                            greater than or equal to $6,513     greater than or equal to  6.0%

Risk-based capital                      greater than or equal to $6,273     greater than or equal to 10.0%


COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

GENERAL

Net earnings for the three months ended December 31, 2001, totaled $103,000, compared to $117,000 for the same period in 2000, a decrease of $14,000, or 12.0%. The decline in earnings resulted primarily from an increase in general, administrative and other expense of $167,000, or 29.6% and a decrease in gain on sale of investment securities of $48,000, or 50.0%. These decreases were partially offset by an increase in net interest income of $118,000, or 19.3%, a gain on sale of loans of $68,000 for the three months ended December 31, 2001 with no such gain or loss for the three months ended December 31, 2000, an increase in other operating income of $8,000, or 23.5%, and a decrease in federal income taxes of $7,000, or 12.7%.

                               Page 11 of 17 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2001 and 2000 (continued)

NET INTEREST INCOME

Interest income on loans for the three months ended December 31, 2001, increased by $88,000, or 5.3%, over the 2000 period. This increase resulted primarily from an $827,000, or .9%, increase in the average net loan portfolio balance outstanding and an increase in weighted-average yield from 7.58% in the three months ended December 31, 2000 to 7.90% in the 2001 period. Interest income on interest-bearing deposits increased by $6,000, or 37.5%, from the 2000 period. This increase resulted from an increase from $1.1 million to $7.8 million in average balance outstanding, partly offset by a decrease in weighted average yield from 6.14% in the 2000 quarter to 1.15% in the 2001 quarter. Interest income on mortgage-backed and other securities decreased by $67,000, or 33.0%, from the 2000 period. This decrease resulted from a decrease in weighted average yield from 7.00% in the 2000 quarter to 6.32% in the 2001 quarter and by a $3.0 million, or 26.0%, decrease in average portfolio balances outstanding.

Interest expense on deposits decreased by $24,000, or 2.5%, for the three months ended December 31, 2001, as compared to the same period in 2000. This decrease resulted from a decrease in the weighted-average cost of funds, from 5.27% in 2000 to 4.83% in 2001, partly offset by an increase of $4.6 million, or 6.4%, in average deposit balances outstanding,. Interest expense on FHLB advances decreased by $67,000, or 20.7%, for the three months ended December 31, 2001, as compared to the same period in 2000. The decrease resulted from a decrease in average advances outstanding from the FHLB of $100,000 in the quarter ended December 31, 2001, from the same quarter of 2000, and a decrease in the weighted-average interest rate to 5.32% in 2001 from 6.67% in 2000.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $118,000, or 19.3%, for the three months ended December 31, 2001, compared to the same period in 2000. The interest rate spread increased to 2.35% for the three months ended December 31, 2001, as compared to 1.93% for the corresponding 2000 three-month period. The net interest margin increased to 2.78% for the three months ended December 31, 2001, as compared to 2.44% for the comparable 2000 period.

PROVISION FOR LOSSES ON LOANS

It is the Association's policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). After considering the above guidelines, management decided to increase the allowance for loan losses by $3,000 during both the three-month periods ended December 31, 2001 and 2000. There can be no assurance that the allowance for loan losses of Peoples Federal will be adequate to cover losses on nonperforming loans in the future.

                               Page 12 of 17 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2001 and 2000 (continued)

NON-INTEREST INCOME

Non-interest income totaled $158,000 for the three months ended December 31, 2001, an increase of $28,000, or 21.5%, over the 2000 amount. The increase was primarily from gains on sale of loans during the quarter ended December 31, 2001 and an increase in other operating income, partly offset by a smaller gain on sale of FHLMC common stock during the three months ended December 31, 2001 than for the comparable 2000 period. Loans originated during the quarter ended December 31, 2001 in the amount of $8.2 million were sold at a gain of $68,000. No loans were sold during the three months ended December 31, 2000. Other operating income amounted to $42,000 for three-month period ended December 31, 2001, an increase of $8,000, or 23.5%, over the comparable 2000 period. Income from increased ATM transactions along with increased NOW fee income have been the principal sources of increased other operating income. Other operating income also includes home equity line of credit and other fee income, safe deposit box rentals and late charges on loans. FHLMC common stock with a book value of $1,000 was sold in November 2001 for $49,000, resulting in a gain of $48,000, while FHLMC common stock with a book value of $1,000 was sold in December 2000 for $97,000, resulting in a realized gain of $96,000.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

General, administrative and other expense increased by $167,000, or 29.6%, for the three months ended December 31, 2001, compared to the same period in 2000.

Employee compensation and benefits increased by $3,000, or 1.0%. Increased cost of health insurance, principally due to increasing insurance premiums, added $3,000 to the cost of employee compensation and benefits. Payroll taxes for fiscal 2001 increased by $6,000 over fiscal 2000 due to an expense adjustment from September 2001, FICA taxes on deferred compensation payments. A reduction in the number of employees partly offset by the effect of normal merit increases reduced employee compensation for fiscal 2001 over fiscal 2000 by $7,000.

Occupancy and equipment for the three months ended December 31, 2001, increased $8,000, or 9.3%. Increases in occupancy and equipment expense for fiscal 2001 compared to 2000 were $2,000 for depreciation, $3,000 for rent due to operation of a new ATM, $2,000 for utilities and $1,000 for repairs and maintenance. Data processing increased by $4,000, or 11.4%, principally due to cost increases and operation of the new ATM.

Other operating expense for the three months ended December 31, 2001, increased by $169,000, or 225.3% compared to the same period in 2000. Professional fees increased by $154,000, primarily due to costs related to the pending acquisition of PFC. Loan origination costs increased by $9,000, principally due to increased loan refinancing activity. Charitable contributions increased by $4,000, due to the timing of Peoples Federal's payments.

                               Page 13 of 17 pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                          PEOPLES FINANCIAL CORPORATION

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2001 and 2000 (continued)

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE (continued)

Ohio franchise taxes for the three months ended December 31, 2001, decreased by $9,000 compared to the 2000 period, due primarily to a decrease in shareholders' equity. Federal deposit insurance premiums decreased by $1,000 due to lower assessment rates.

FEDERAL INCOME TAXES

Federal income taxes are based on earnings before taxes for the three months ended December 31, 2001 and 2000. The decrease of $7,000, or 12.7%, in the provision for income taxes resulted primarily from the $21,000, or 12.2%, decrease in earnings before income taxes. The effective tax rates amounted to 31.8% and 32.0% for the three months ended December 31, 2001 and 2000, respectively.

                               Page 14 of 17 pages

                                     PART II
                                     -------

                          PEOPLES FINANCIAL CORPORATION

ITEM 1.  Legal Proceedings
         -------------------

         Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         Not applicable

ITEM 3.  Defaults Upon Senior Securities
         ---------------------------------

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ----------------------------------------------------

         Not applicable

ITEM 5.  Other Information

         Not applicable

                               Page 15 of 17 pages

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

         The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                        Three Months Ended
                                           December 31,
                                        ------------------
                                       2001            2000
                                    ----------      ----------
     Numerator:
     Net income (in thousands)      $      103      $      117

     Denominator:
     Weighted-average common
      shares outstanding
        basic                        1,234,085       1,234,085
        diluted                      1,235,532       1,234,085

     Earnings per share:
     Basic                          $      .08      $      .09
     Diluted                        $      .08      $      .09


     99.  Safe Harbor under the Private Securities Litigation Reform
                                 Act of 1995.

  (b)  Reports on Form 8-K:
       A Form 8-K reporting a merger agreement between PFC and National Bancshares Corporation was filed by the registrant dated October 2, 2001, which was amended October 3, 2001.

       A Form 8-K announcing the date the annual shareholders meeting will be held, on March 13, 2002, was filed by the registrant dated January 2, 2002.

                               Page 16 of 17 pages

                                   SIGNATURES
                                   ----------

                          PEOPLES FINANCIAL CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:      February 14, 2002               By:  /s/Paul von Gunten
       ---------------------------              -------------------------
                                                  Paul von Gunten
                                                  President and Chief
                                                  Executive Officer

Date:       February 14, 2002              By:  /s/James R. Rinehart
       ---------------------------              -------------------------
                                                  James R. Rinehart
                                                  Treasurer

                               Page 17 of 17 pages